Form 10-Q
period 1996-06-30
SANTA FE PACIFIC GOLD CORP
filed 1996-08-13
CIK 921754

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended JUNE 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                       Commission File Number:  1-13096


                       SANTA FE PACIFIC GOLD CORPORATION
              (Exact name of registrant as specified in its charter)


           DELAWARE                             85-0307713
   (State of Incorporation)         (I.R.S. Employer Identification No.)


                      6200 UPTOWN BOULEVARD NE, SUITE 400
                        ALBUQUERQUE, NEW MEXICO  87110
                   (Address of principal executive offices)
                                  (Zip Code)

                                (505) 880-5300
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   -------    -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                          Shares Outstanding at June 30, 1996
- ----------------------------          -----------------------------------
Common Stock, $.01 par value                      131,470,012

                       SANTA FE PACIFIC GOLD CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX



Part I.  Financial Information

         Item 1.  Financial Statements:
         -----------------------------
         Consolidated Statement of Operations
         for the three-month and six-month periods ended June 30, 1996 and 1995..    1

         Consolidated Balance Sheet
         at June 30, 1996 and December 31, 1995..................................    2

         Consolidated Statement of Cash Flows
         for the six-month periods ended June 30, 1996 and 1995..................    3

         Notes to Consolidated Financial Information.............................    4

         Supplemental Information................................................    5

         Standard Unit Production Cost Information...............................    6

         Item 2:
         ------
         Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................    7


Part II. Other Information

         Item 1.  Legal Proceedings..............................................   12

         Item 4.  Submission of Matters to a Vote of Security Holders............   14

         Item 6.  Exhibits and Reports on Form 8-K...............................   15

Signatures.......................................................................   16

Exhibits Index...................................................................  E-1

                         PART I - FINANCIAL INFORMATION

                         ITEM I - FINANCIAL STATEMENTS

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                    THREE MONTHS             SIX MONTHS
                                                   ENDED JUNE 30,          ENDED JUNE 30,
                                                --------------------    --------------------
                                                  1996        1995        1996        1995
                                                --------    --------    --------    --------
OPERATING REVENUE
    Gold sales                                  $ 80,208    $ 84,362    $162,127    $168,626
    Royalty and other revenue                      1,038       1,005       2,426       1,453
                                                --------    --------    --------    --------

      Total Operating Revenue                     81,246      85,367     164,553     170,079

COSTS AND EXPENSES
    Operating expenses                            44,243      39,846      87,508      79,447
    Depreciation, depletion and amortization      15,971      16,389      32,292      33,166
    Exploration and development                    7,669       8,216      15,553      13,796
    General and administrative                     4,011       4,089       8,203       8,273
                                                --------    --------    --------    --------

      Total Costs and Expenses                    71,894      68,540     143,556     134,682
                                                --------    --------    --------    --------

OPERATING INCOME                                   9,352      16,827      20,997      35,397

Other Income, Net                                  1,567         693       2,088         960
Interest Expense, Net                              2,688       1,794       6,079       3,420
                                                --------    --------    --------    --------

Income Before Income Taxes                         8,231      15,726      17,006      32,937

Income Taxes                                       2,387       4,480       4,934       9,381
                                                --------    --------    --------    --------

NET INCOME                                      $  5,844    $ 11,246    $ 12,072    $ 23,556
                                                ========    ========    ========    ========

NET INCOME PER SHARE OF COMMON STOCK            $   0.04    $   0.09    $   0.09    $   0.18
                                                ========    ========    ========    ========

Weighted Average Number of Common Shares         131,468     131,356     131,462     131,356
                                                ========    ========    ========    ========

                See Notes to Consolidated Financial Information

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                     JUNE 30,       DECEMBER 31,
                                                       1996             1995
                                                    -----------     ------------
                                                    (UNAUDITED)
               ASSETS
               ------
CURRENT ASSETS
  Cash and cash equivalents                         $   21,938       $   35,852
  Accounts receivable                                    1,380              839
  Inventories                                           36,567           36,538
  Current portion of deferred mining costs              91,274          105,004
  Other current assets                                   5,671            5,470
                                                    ----------       ----------
    Total Current Assets                               156,830          183,703
                                                    ----------       ----------
OTHER ASSETS
  Deferred mining costs                                133,980           73,988
  Other assets                                           6,193            5,919
                                                    ----------       ----------
    Total Other Assets                                 140,173           79,907
                                                    ----------       ----------

PROPERTY, PLANT AND EQUIPMENT                        1,106,192        1,001,855
Less accumulated depreciation, depletion and
 amortization                                          275,607          247,297
                                                    ----------       ----------
  Net Property, Plant and Equipment                    830,585          754,558
                                                    ----------       ----------

    TOTAL ASSETS                                    $1,127,588       $1,018,168
                                                    ==========       ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                  $   15,495       $   26,557
  Accrued liabilities                                   28,709           26,453
  Current portion of deferred income taxes              23,657           25,193
                                                    ----------       ----------
    Total Current Liabilities                           67,861           78,203

LONG-TERM DEBT                                         309,866          199,861
OTHER LONG-TERM LIABILITIES                             67,083           66,496
DEFERRED INCOME TAXES                                  122,001          118,551
                                                    ----------       ----------

    TOTAL LIABILITIES                                  566,811          463,111

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value, 500 million
   shares authorized; 131.5 million shares issued
   and outstanding                                       1,315            1,314
  Paid-in capital                                      327,082          326,777
  Retained income                                      232,380          226,966
                                                    ----------       ----------
    TOTAL SHAREHOLDERS' EQUITY                         560,777          555,057
                                                    ----------       ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,127,588       $1,018,168
                                                    ==========       ==========

                See Notes to Consolidated Financial Information

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         SIX MONTHS
                                                       ENDED JUNE 30,
                                                   ---------------------
                                                     1996         1995
                                                   --------     --------
OPERATING ACTIVITIES
Net Income                                         $ 12,072     $ 23,556
Adjustments to reconcile net income to
 cash flow from operations:
  Depreciation, depletion and amortization           33,043       33,553
  Deferred income taxes                               2,152        2,197
  Changes in:
    Accounts receivable                                (541)         137
    Inventories                                        (624)      (4,128)
    Current portion of deferred mining costs         11,586       (6,158)
    Other current assets                               (201)         785
    Accounts payable                                (11,062)      (1,325)
    Accrued liabilities                               2,257       (7,588)
  Other, net                                            953          667
                                                   --------     --------

       Net Cash Provided By Operating Activities     49,635       41,696
                                                   --------     --------

INVESTING ACTIVITIES
Capital expenditures                               (115,670)     (73,251)
Deferred mining costs                               (52,077)     (20,727)
Proceeds from sale of property                        1,077        2,770
                                                   --------     --------

       Net Cash Used For Investing Activities      (166,670)     (91,208)
                                                   --------     --------

FINANCING ACTIVITIES
Proceeds from borrowings                            110,000       40,000
Cash dividends paid to shareholders                  (6,573)      (6,568)
Other, net                                             (306)      (1,748)
                                                   --------     --------

       Net Cash Provided By Financing Activities    103,121       31,684
                                                   --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (13,914)     (17,828)
Cash and Cash Equivalents, Beginning of Period       35,852       34,159
                                                   --------     --------

Cash and Cash Equivalents, End of Period           $ 21,938     $ 16,331
                                                   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest, net of amounts capitalized             $  5,108     $  4,550
  Income taxes                                     $  1,000     $  6,420

                See Notes to Consolidated Financial Information

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 (Unaudited)

(a) The consolidated financial information should be read in conjunction with the Annual Report on Form 10-K of Santa Fe Pacific Gold Corporation ("Registrant" or "Company") for the year ended December 31, 1995, including the financial statements and notes included therein.

(b) In the opinion of the Company's management, the unaudited consolidated financial information for the three-month and six-month periods ended June 30, 1996 and 1995, reflects all adjustments necessary for the respective periods. All such adjustments are of a normal and recurring nature.

(c) The consolidated statement of operations for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the full year.

(d) On April 26, 1996, the Company amended its $400.0 million unsecured revolving credit facility with a group of commercial banks ("Credit Facility") to extend the term of the Credit Facility to April 26, 2001, and to lower the minimum required ratio for the operating cash flow to consolidated debt covenant. The Credit Facility also contains financial covenants which provide limitations on the incurrence of additional debt and require the maintenance of a minimum tangible net worth. The Company currently believes that it will be able to comply with the covenants contained in the Credit Facility and that its ability to pay dividends will not be impeded.

     At June 30, 1996, the Company had $110.0 million of debt outstanding under the Credit Facility.

(e) On May 23,1996, the Board of Directors declared a dividend of $0.05 per share of common stock to shareholders of record as of the close of business on June 3, 1996, the effect of which resulted in total dividend payments of $6.6 million on June 28, 1996.

(f) Certain reclassifications have been made to prior year amounts in order to conform with the current year presentation.

SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION

                                              THREE MONTHS                 SIX MONTHS
                                             ENDED JUNE 30,              ENDED JUNE 30,
                                          -------------------         -------------------
                                            1996       1995             1996        1995
                                          --------   --------         --------   --------
TWIN CREEKS MINE
Gold production (ounces):
   Mill                                     44,069     42,355           82,974     89,392
   Heap leach                               56,082     66,553          112,620    138,392
                                          --------   --------         --------   --------
Total gold production                      100,151    108,908          195,594    227,784
                                          ========   ========         ========   ========
Total tons mined (millions)                   35.8       33.6             69.0       59.3
                                          --------   --------         --------   --------
Mill tons processed (thousands)                542        619            1,128      1,236
Average mill grade (ounce/ton)               0.095      0.077            0.087      0.081
Mill recovery                                 85.4%      88.5%            84.9%      89.1%
                                          --------   --------         --------   --------
Heap leach tons processed (thousands)        5,758      3,965           10,123      6,528
Average heap leach grade (ounce/ton)         0.022      0.021            0.021      0.023
                                          --------   --------         --------   --------
Cash costs of production per ounce (1)(2) $    193   $    167         $    197   $    164
Noncash costs of production per ounce (2)       75         74               74         73
                                          --------   --------         --------   --------
Total costs of production per ounce       $    268   $    241         $    271   $    237
                                          ========   ========         ========   ========
LONE TREE MINE
Gold production (ounces):
   Mill                                     29,146     34,021           66,121     72,208
   Heap leach                               11,448     24,896           28,982     43,794
                                          --------   --------         --------   --------
Total gold production                       40,594     58,917           95,103    116,002
                                          ========   ========         ========   ========
Total tons mined (millions)                   11.6        9.8             23.6       19.8
                                          --------   --------         --------   --------
Mill tons processed (thousands)                244        260              517        507
Average mill grade (ounce/ton)               0.135      0.143            0.142      0.156
Mill recovery                                 88.5%      91.4%            90.1%      91.5%
                                          --------   --------         --------   --------
Heap leach tons processed (thousands)        1,403        753            2,467      1,841
Average heap leach grade (ounce/ton)         0.023      0.040            0.023      0.039
                                          --------   --------         --------   --------
Cash costs of production per ounce (1)(2) $    288   $    207         $    252   $    208
Noncash costs of production per ounce (2)       71         74               69         72
                                          --------   --------         --------   --------
Total costs of production per ounce       $    359   $    281         $    321   $    280
                                          ========   ========         ========   ========
MESQUITE MINE
Gold production (ounces)                    44,160     46,610           99,047     89,505
                                          ========   ========         ========   ========
Total tons mined (millions)                    9.8        9.3             19.4       18.6
                                          --------   --------         --------   --------
Heap leach tons processed (thousands)        3,817      3,705            7,875      6,775
Average heap leach grade (ounce/ton)         0.026      0.021            0.025      0.022
                                          --------   --------         --------   --------
Cash costs of production per ounce (1)(2) $    258   $    206         $    246   $    210
Noncash costs of production per ounce (2)      119        109              118        110
                                          --------   --------         --------   --------
Total costs of production per ounce       $    377   $    315         $    364   $    320
                                          ========   ========         ========   ========
TOTAL
Ounces of gold produced                    184,905    214,435          389,744    433,291
Ounces of gold sold                        194,875    209,250          395,200    419,750
Average realized price per ounce          $    412   $    403         $    410   $    402
Average costs of production per ounce:
Cash costs of production per ounce (1)(2) $    230   $    187         $    222   $    185
Noncash costs of production per ounce (2)       84         81               85         81
                                          --------   --------         --------   --------
Total costs of production per ounce       $    314   $    268         $    307   $    266
                                          ========   ========         ========   ========

(1) Cash costs of production include cash costs of processing, general and administrative expenses at the mine site (including overhead, taxes other than income, royalties and credits for silver by-products) and the applicable portion of deferred mining cash costs that benefit current production.
(2) Certain reclassifications have been made to prior year amounts for cash and noncash costs of production per ounce in order to conform with the current year presentation.

SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES
STANDARDIZED UNIT PRODUCTION COST INFORMATION (1)

                                              THREE MONTHS                 SIX MONTHS
                                             ENDED JUNE 30,              ENDED JUNE 30,
                                           -----------------           -----------------
                                            1996       1995             1996       1995
                                           ------     ------           ------     ------
TWIN CREEKS MINE
Cash costs of production per ounce
 components:
  Direct mining and processing costs       $ 354      $ 289            $ 359      $ 253
  Deferred mining adjustment (2)            (167)      (124)            (169)       (94)
  Other                                       (1)        (4)              (1)        (2)
                                           -----      -----            -----      -----
Cash operating costs                         186        161              189        157
  Production taxes                             7          6                8          7
                                           -----      -----            -----      -----
Cash costs of production per ounce           193        167              197        164
Depreciation, depletion and amortization      72         73               71         72
Reclamation & mine closure                     3          1                3          1
                                           -----      -----            -----      -----
Total costs of production per ounce        $ 268      $ 241            $ 271      $ 237
                                           =====      =====            =====      =====

LONE TREE MINE
Cash costs of production per ounce
 components:
  Direct mining and processing costs       $ 427      $ 221            $ 345      $ 222
  Deferred mining adjustment (2)            (143)       (15)             (98)       (16)
  Other                                        1          1                2          1
                                           -----      -----            -----      -----
Cash operating costs                         285        207              249        207
  Production taxes                             3          -                3          -
                                           -----      -----            -----      -----
Cash costs of production per ounce           288        207              252        208
Depreciation, depletion and amortization      69         72               68         70
Reclamation & mine closure                     2          2                1          2
                                           -----      -----            -----      -----
Total costs of production per ounce        $ 359      $ 281            $ 321      $ 280
                                           =====      =====            =====      =====

MESQUITE MINE
Cash costs of production per ounce
 components:
  Direct mining and processing costs       $ 248      $ 232            $ 220      $ 244
  Deferred mining adjustment (2)               2        (33)              19        (42)
  Other                                        1          -                1          1
                                           -----      -----            -----      -----
Cash operating costs                         251        199              240        203
  Production taxes                             7          7                6          7
                                           -----      -----            -----      -----
Cash costs of production per ounce           258        206              246        210
Depreciation, depletion and amortization     114         99              114         99
Reclamation & mine closure                     5         10                4         11
                                           -----      -----            -----      -----
Total costs of production per ounce        $ 377      $ 315            $ 364      $ 320
                                           =====      =====            =====      =====

TOTAL
Cash costs of production per ounce
 components:
  Direct mining and processing costs       $ 345      $ 258            $ 320      $ 243
  Deferred mining adjustment (2)            (121)       (74)            (104)       (62)
  Other                                        -         (2)               -         (1)
                                           -----      -----            -----      -----
Cash operating costs                         224        182              216        180
  Production taxes                             6          5                6          5
                                           -----      -----            -----      -----
Cash costs of production per ounce           230        187              222        185
Depreciation, depletion and amortization      81         78               82         78
Reclamation & mine closure                     3          3                3          3
                                           -----      -----            -----      -----
Total costs of production per ounce        $ 314      $ 268            $ 307      $ 266
                                           =====      =====            =====      =====

(1) Represents per ounce production cost information in the format developed by The Gold Institute. The total costs of production per ounce differs from operating expenses and depreciation, depletion and amortization on the Consolidated Statement Of Operations due to differences between ounces sold and ounces produced during the respective periods.

(2)  Current mining costs which benefit future production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, uncertainty as to the Company's future profitability; future market prices for gold; competition in the Company's line of business; the Company's ability to successfully operate its mining projects and the risks associated with such projects, including, without limitation, uncertainty as to whether permits necessary to operate such projects will be obtained or maintained; the costs and progress of construction, the costs and availability of necessary supplies, equipment and materials; the functioning of facilities; the performance of personnel; and factors beyond the control of the Company.

Recent Developments and Outlook

Expansion and Development Projects

     Twin Creeks Mine. In late 1994, the Company commenced implementation of a project to expand the operations at the Twin Creeks Mine to include mining and processing of refractory sulfide ores ("Twin Creeks Sulfide Project"). The cost of the Twin Creeks Sulfide Project is estimated at approximately $250 million which will be spent over a four-year period, and as of June 30, 1996, $132.3 million had been spent. Plans include a multi-phase project with two autoclaves. Phase I is ahead of schedule and is approximately 80% complete. Start-up of the oxide portion of the mill circuit is scheduled for the fourth quarter of 1996.

     Delivery of the first 4,000 ton-per-day autoclave was made in May 1996 and sulfide production from the Phase I autoclave circuit is expected in the first quarter of 1997. Phase II start-up of the second 4,000 ton-per-day autoclave is expected in the first quarter of 1998, a year ahead of the original project schedule. These expectations assume timely approval of the required plan of operations and completion of the related Environmental Impact Statement ("EIS").

     The Company was notified in the second quarter of 1996 that its patent on the proprietary process for processing the refractory carbonaceous ore in the sulfide expansion was approved by the United States Patent Office.

     Lone Tree Mine. During 1995, the Company began engineering and design work on a flotation mill for the processing of lower-grade refractory ores at the Lone Tree Mine ("Lone Tree Floatation Project"). The gold recovery rates for such ores using heap-leaching techniques were estimated at approximately 25%. The Company has developed a proprietary flotation technique which is expected to improve recovery rates of the lower-grade refractory ores to 80%-90%. Construction of the flotation mill, which began in the first quarter of 1996, continued with concrete foundations being poured for flotation, thickener, grinding mill and carbon-in-pulp areas. The mill is expected to begin production by the second quarter of 1997, and is expected to produce approximately 50,000 ounces of gold in 1997 and 85,000 to 90,000 ounces of gold per year thereafter until 2009.

     Trenton Canyon Project. In May 1995, the Company commenced development of the Trenton Canyon Project, which has proven and probable reserves of 590,000 contained ounces of gold. Construction commenced in the fourth quarter of 1995, and initial gold production is expected in the first quarter of 1997. Permits have been received for two of the three deposits, and construction continues on schedule.

     Approximately 57% of the reserves at the Trenton Canyon Project are located on federal land administered by the United States Bureau of Land Management ("BLM"). BLM approval is required for construction and mining activities on that portion of the Trenton Canyon Project. BLM approval is contingent upon completion of an EIS which is anticipated sometime in 1998. No assurance can be given that required approval from the BLM for that portion of reserves located on federal land will be obtained as anticipated or with conditions acceptable to the Company.

     Mule Canyon Project. In July 1995, the Company announced its decision to proceed with construction of the Mule Canyon Project. In November 1995, the Company announced a reconfiguration of processing options which significantly reduced the anticipated capital expenditures for the project. The Mule Canyon Project has proven and probable reserves of 1.0 million contained ounces of gold.

     Approximately 84% of the reserves at the Mule Canyon Project are located on federal land administered by the BLM. BLM approval is required for construction and mining activities on that portion of the Mule Canyon Project. BLM approval is contingent upon completion of an EIS. Review of the EIS by the BLM was completed in the first quarter of 1996, and the draft EIS was printed and distributed for comment during the second quarter of 1996. In April 1996, the BLM issued approval to Lander County which allowed construction of the access road and other infrastructure work to commence. Approval of the Plan of Operations from the BLM is expected in the fourth quarter of 1996. There can be no assurance, however, that the remaining approvals will be obtained as anticipated or with conditions acceptable to the Company.

     Rosebud, Nevada. During the second quarter of 1996, Santa Fe Pacific Gold and Hecla Mining Company ("Hecla") signed a Letter of Intent to form a 50/50 joint venture, subject to due diligence and Board of Directors approval, to develop the Rosebud Project, 50 miles west of Winnemucca, Nevada. The project is an underground mineable, high-grade oxide gold deposit for which Hecla has reported reserves of 540,000 ounces of gold (1.2 million tons at 0.45 ounce of gold per ton of ore) and 2.75 ounces of silver per ton.

     The project is expected to produce approximately 100,000 ounces of gold annually, with initial production starting in mid 1997, with cash costs of $160 to $180 per ounce. The Company's share of annual production is expected to be approximately 50,000 ounces of gold. Capital for the project is expected to be $20 to $25 million. Under the terms of the agreement, the Company will fund project development costs of $12.5 million as well as spend an additional $3.0 million to modify its own processing facilities. The Company will also contribute an exploration property near Rosebud and will fund the first $1.0 million in exploration expenditures and 67% of future exploration expenditures.

     The Company and Hecla are continuing due diligence efforts and legal documentation to finalize the joint venture agreement.

     Gurupi, Brazil. The Company entered into a joint venture with TVX Gold Inc ("TVX") which allows the Company to earn a 50% interest in the Gurupi Project, in Maranhao, Brazil, by spending $3.8 million on land and exploration. The Company has satisfied the exploration obligation, and TVX is now funding 50% of the exploration expenditures on this project. The earn-in expenditures for land are not yet completed. The joint venture recently acquired rights to explore for and develop gold deposits on approximately 340,000 acres of land controlled by RTZ Mineracao Limitada and Odebrecht Mineracao Limitada. This land is adjacent to and on trend with acreage controlled by the joint venture.

     Western Africa. The Company signed a joint venture with IMAR-B, a local Burkina Faso company, to explore approximately 124,000 acres of a government license in the Poni Region of Burkina Faso in Western Africa. The Company must spend $3 million over five years to earn a 78% interest. The Company is also exploring other properties in Burkina Faso and Ghana.

Results of Operations

Second Quarter of 1996 Compared to Second Quarter of 1995

     Net income was $5.8 million ($0.04 per share) for the second quarter of 1996 compared to $11.2 million ($0.09 per share) for the second quarter of 1995. Operating income for the second quarter of 1996 was $9.4 million, a decrease of $7.4 million from the $16.8 million of operating income in the second quarter of 1995. The decrease was primarily attributable to a decline in operating income from gold operations of $8.1 million, offset by a decrease in exploration and development expenditures and general and administrative expenditures of $0.6 million and $0.1 million, respectively.

     Operating revenue for the second quarter of 1996 was $81.2 million, a decrease of $4.1 million from the $85.3 million of operating revenue in the comparable quarter of the prior year. Lower sales volumes caused $5.8 million of the decrease, which was partially offset by a $1.7 million increase in revenue resulting from an increase in the average realized gold price per ounce. Gold sales totaled 194,875 ounces during the second quarter of 1996, 14,375 ounces less than the 209,250 ounces sold during the second quarter of 1995. The decrease was primarily a result of lower production caused by a combination of factors, the most significant of which include the mining of lower-grade ore and the resulting lower gold recoveries at the Lone Tree Mine as well as the impact on production of mining higher sulfide content ore at both the Lone Tree Mine and Twin Creeks Mine. The Company's average realized gold prices per ounce for the second quarter of 1996 and 1995 were $412 and $403, respectively.

     Total costs and expenses in the second quarter of 1996 increased to $71.9 million from $68.5 million in the second quarter of 1995. Operating expenses for the second quarter of 1996 increased from the comparable quarter in 1995 by $4.4 million and depreciation, depletion and amortization decreased by $0.4 million. The increase in operating expenses was primarily attributable to the increase in the mining ratio at the Mesquite Mine which resulted in the acceleration of the charge out of deferred mining costs, as well as higher expenses at the Lone Tree Mine due to an increased use of reagents that resulted from a higher sulfide content ore being placed on the heap leach pads. Average cash costs of production in the second quarter of 1996 were $230 per ounce compared to $187 for the second quarter of 1995. Average noncash costs of production (depreciation, depletion and amortization) increased from $81 per ounce to $84 per ounce for the second quarter of 1995 and 1996, respectively.

     Exploration and development expenses for the second quarter of 1996 totaled $7.7 million compared with $8.2 million in the second quarter of 1995. Domestic exploration spending decreased by $0.3 million, foreign exploration spending decreased by $0.5 million, and development spending increased $0.3 million. Foreign exploration accounted for approximately 55% of total exploration and development spending for the second quarter of 1996 which is comparable to that of the second quarter of 1995.

     In the second quarter of 1996, general and administrative expenses were $0.1 million less than those of the second quarter of 1995. Other Income, Net, increased to $1.6 million from $0.7 million in the comparable quarter of 1995 as a result of gains recorded on the sale of property and other asset dispositions as well as an increase in interest income from cash and short-term investment balances. Interest Expense, Net, increased to $2.7 million from $1.8 million in the comparable quarter of 1995, principally due to the interest associated with the $200.0 million of 8.375% senior debentures issued in July 1995, partially offset by an increase in capitalized interest in 1996 compared to the second quarter of 1995.

     The Company's effective tax rate in the second quarter of 1996 was comparable with the effective tax rate in same period in 1995.

First Six Months of 1996 Compared to First Six Months of 1995

     Net income was $12.1 million ($0.09 per share) for the first six months of 1996 compared to $23.6 million ($0.18 per share) for the first six months of 1995. Operating income for the first six months of 1996 was $21.0 million, a decrease of $14.4 million from the $35.4 million of operating income in the comparable period of 1995. The decrease was primarily attributable to a decline in operating income from gold operations of $13.7 million and a $1.7 million increase in exploration and development expenditures, offset by an increase in royalty and other revenue of $1.0 million.

     Operating revenue for the first six months of 1996 was $164.6 million, a decrease of $5.5 million from the $170.1 million of operating revenue in the comparable quarter of the prior year. Lower sales volumes caused $9.9 million of the decrease, but were partially offset by higher royalty and other revenue of $1.0 million and a $3.4 million increase in revenue resulting from an increase in the average realized gold price per ounce. Gold sales totaled 395,200 ounces during the first six months of 1996, 24,550 ounces less than the 419,750 ounces sold during the same period in 1995. The decrease was primarily a result of lower production caused by the mining of lower-grade ore and the resulting lower gold recoveries at the Lone Tree Mine as well as the impact on production of mining higher sulfide content ore at both the Lone Tree Mine and Twin Creeks Mine. The Company's average realized gold prices per ounce for the first six months of 1996 and 1995 were $410 and $402, respectively.

     Total costs and expenses in the first six months of 1996 increased to $143.6 million from $134.7 million in the comparable period of 1995. Operating expenses for the first six months of 1996 increased from the comparable period in 1995 by $8.1 million and depreciation, depletion and amortization decreased by $0.9 million. The increase in operating expenses was primarily attributable to the increase in the mining ratio at the Mesquite Mine which resulted in the acceleration of the charge out of deferred mining costs, as well as higher expenses at the Lone Tree Mine due to an increased use of reagents that resulted from a higher sulfide content ore being placed on the heap leach pads. Average cash costs of production in the first six months of 1996 were $222 per ounce compared to $185 for the comparable period in 1995. Average noncash costs of production (depreciation, depletion and amortization) increased from $81 per ounce to $85 per ounce for the first six months of 1995 and 1996, respectively.

     Exploration and development expenses for the first six months of 1996 totaled $15.5 million compared with $13.8 million in the same period in 1995. Domestic exploration spending increased by $0.3 million, foreign exploration spending increased by $0.9 million, and development spending increased to $0.5 million. Foreign exploration accounted for approximately 53% of total exploration and development spending for the first six months of both 1996 and 1995.

     In the first six months of 1996, general and administrative expenses were consistent with those of the same period in 1995. Other Income, Net, increased to $2.1 million from $1.0 million in the comparable period of 1995 as a result of gains recorded on the sale of property and other asset dispositions as well as an increase in interest income from cash and short-term investment balances. Interest Expense, Net, increased to $6.1 million from $3.4 million in the comparable period of 1995, principally due to the interest associated with the $200.0 million of 8.375% senior debentures issued in July 1995, offset somewhat by an increase in capitalized interest in 1996 compared to the same period of 1995.

     The Company's effective tax rate in the first six months of 1996 was comparable with the effective tax rate in same period in 1995.

Financial Condition

     Liquidity and Capital Resources

     For the six months ended June 30, 1996, the Company's cash flow provided by operating activities was $49.6 million. Cash flow was also provided through the sale of property and from borrowing proceeds of $1.1 million and $110.0 million, respectively. These cash flows and $13.9 million of existing cash balances were used for capital expenditures of $115.7 million, deferred mining costs of $52.1 million, cash dividends of $6.6 million and other miscellaneous items of $0.2 million.

     Capital expenditures for the six months ended June 30, 1996, included $12.9 million, $7.2 million and $2.7 million for the ongoing capital requirements and development drilling at the Twin Creeks Mine, the Lone Tree Mine and the Mesquite Mine, respectively; $70.6 million for the Twin Creeks Sulfide Project; $6.0 million for the Lone Tree Flotation Project; $2.9 million for other corporate capital requirements, primarily related to management information systems; and $4.6 million and $4.0 million for the development of the Trenton Canyon Project and the Mule Canyon Project, respectively. Ongoing capital requirements at existing mines included facility expansions as well as mining and support equipment additions and replacements. Interest capitalized during the first six months of 1996 was $4.8 million and related to capital facilities being constructed at the Twin Creeks Mine and the Lone Tree Mine as well as the Trenton Canyon Project and the Mule Canyon Project.

     At June 30, 1996, the Company had forward contracts on a spot deferred basis totaling 2,086,019 ounces of gold at a weighted average price of $411 per ounce. The Company also had outstanding written call options on 335,000 ounces for 1996 and 400,000 ounces for 1997 at weighted average prices of $425 and $464 per ounce, respectively, as well as outstanding purchased put options on 450,000 ounces for 1996 and 1,200,000 ounces for 1997 at a weighted average price of $375 per ounce. The call options for 1996 expire at rates of between 50,000 and 60,000 ounces per month, and the put options for 1996 expire at a rate of 75,000 ounces per month. The call options and put options for 1997 expire at rates of 33,333 and 100,000 ounces per month, respectively.

     As a result of increased indebtedness related to additional borrowings under the Credit Facility, the Company's debt-to-total-capitalization ratio was 35.6% at June 30, 1996, compared to 26.5% at December 31, 1995. The Company's current ratio (the ratio of current assets to current liabilities) was 2.3:1 at June 30, 1996, which is comparable to that at December 31, 1995. Book value per share increased from $4.22 at December 31, 1995, to $4.27 at June 30, 1996.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Mining Claim Patent Litigation

     On July 19, 1994, the Company filed two separate actions in the United States District Court for the District of Nevada against the United States Department of the Interior ("Interior") and the Secretary of the Interior ("Secretary") in connection with the issuance to the Company of first-half final certificates and patents under the General Mining Law of 1872 ("Mining Law") for unpatented mining claims held by the Company.

     The two suits, Santa Fe Pacific Gold Corporation and Hospah Coal Company v. Bruce Babbitt, the United States Department of the Interior and the United States Bureau of Land Management, Case No. CV-N-94-476-HDM, and Santa Fe Pacific Gold Corporation v. Bruce Babbitt, the United States Department of the Interior, and the United States Bureau of Land Management, Case No. CV-N-94-477-ECR, seek the issuance of first-half final certificates for patent applications for which Interior and the Secretary had not issued first-half final certificates and the completion of the patenting process on unpatented mining claims for which a first-half final certificate had been issued involving unpatented mining claims held by the Company at the Twin Creeks Mine, the Lone Tree Mine, and the Mule Canyon Project. Even though the Mining Law confers upon the Company the full right to possess and mine gold and other locatable minerals from an unpatented mining claim, the Mining Law also entitles a mining claimant to purchase ownership of the fee title to the unpatented mining claim from the United States government, and it is the right to acquire fee title by patent that the Company seeks to enforce in these lawsuits.

     The actions are equitable in nature and necessary, in the Company's opinion, to cause the issuance of first-half final certificates and patents for unpatented mining claims in a period of time consistent with historical practice under the Mining Law. The Company believes the Secretary and Interior have departed from historical practice in delaying the processing of the Company's patent applications.

     The Secretary and Interior filed answers in these actions generally denying that the Company is entitled to the relief sought. The Secretary and Interior have not raised substantive defenses in any of the actions.

     On a motion for summary judgment by the Company in one of the Nevada actions, the judge denied the motion without prejudice and allowed the company to proceed with discovery. However, the judge indicated that he would reconsider the Company's motion for summary judgment if first-half final certificates were not issued by April 1, 1995. Subsequently, the first-half final certificates involved in the case were issued. Nevertheless, Interior and the Secretary have moved to dismiss the Company's action on the basis of the holding of another judge in the United States District Court for the District of Nevada. On March 18, 1996, the District Court judge denied the Secretary's and Interior's motion. The Company has been granted permission to file another motion for summary judgment in its favor and that motion is still pending.

     The second action has been transferred to the judge hearing, but has not been consolidated with, the action described above. The Secretary and Interior have resisted disclosing information and allowing depositions of certain government witnesses. The Company has made two motions to compel disclosure of this information, both of which have been granted by the magistrate judge. The Secretary and Interior are now appealing those decisions to the District Court judge. Once these motions are finally resolved, discovery can be completed and a trial date will be set.

     On May 13, 1996, the Secretary issued patents to the Company for the mining claims covered by two of the thirteen patent applications at the Twin Creeks Mine which were the subjects of the two lawsuits and thereby conveyed title to approximately 373 acres. On June 3, 1996, the Secretary issued patents to the Company for the mining claims covered by another of the thirteen patent applications at the Twin Creeks Mine which were the subjects of the two lawsuits and thereby conveyed title to approximately 331 acres. The remaining ten patent applications at the Twin Creeks Mine encompass approximately 356 acres of unpatented lode mining claims and approximately 1,193 acres of unpatented mill site claims.

     Other Legal Proceedings

     The Company is not a party to any other litigation or administrative proceeding that the Company believes would have a material adverse effect on its results of operations or financial condition and is not aware of any threat of such litigation or proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the May 23, 1996 annual meeting of stockholders, the Registrant's stockholders voted on the following matters (131,467,612 shares of common stock were outstanding and entitled to vote as of March 25, 1996 record date):

     1.  Election of Three Directors

     The stockholders elected the three nominees as directors for three-year terms by the following vote:

     Nominees Elected        For       Against  Withheld   Abstentions
     -------------------  -----------  -------  ---------  -----------
     David H. Batchelder  104,179,318      -    1,441,390       -
     Robert D. Krebs      103,195,029      -    2,425,679       -
     Richard J. Stoehr    104,238,076      -    1,382,632       -

     Directors Whose Term of Office Continues
     ----------------------------------------
     James T. Curry
     Donald W. Gentry
     Patrick M. James
     George B. Munroe
     Jean Head Sisco
     Peter Steen

     2.  Approval of the Directors' Stock Compensation Plan

     The stockholders approved the Directors' Stock Compensation Plan ("Plan") under which each Director who is an Eligible Director in any given Quarter shall be granted a Stock Award for that Quarter. Each Director shall be the full owner of shares of Stock granted as a Stock award from and after the Award Date and shall have all the rights of a stockholder including, but not limited to, the right to vote such shares and the right to receive all dividends paid on such shares. No more than 1,200 shares of Stock may be awarded to a Director under the Plan for any Plan year. The Plan will terminate on March 31, 2001, and the number of shares of Stock which may be issued as Awards under the Plan shall not exceed 200,000 shares in the aggregate.

     As Chairman of the Executive and Policy Committee, Peter Steen has received under the plan an option to acquire 50,000 shares of Common Stock at a price of $15.375 per share, which is equal to the average of the high and low prices of a share of Common Stock on the New York Stock Exchange on March 1, 1996. The option may be exercised as to 25,000 shares on or after March 1, 1997, if Mr. Steen continues as an Eligible Director until that date; may be exercised as to the remaining 25,000 shares on or after March 1, 1998, if Mr. Steen continues as an Eligible Director until that date; and is otherwise subject to the Plan.

     The final vote on the Plan was:

       For         Against   Withheld  Abstentions
      ----------  ---------  --------  -----------
      98,462,524  5,837,767  1,320,417      -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) See attached Exhibit Index on page E-1.

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SANTA FE PACIFIC GOLD CORPORATION
                                       (Registrant)




                              /s/ David A. Smith
                              ------------------------------------------
                              David A. Smith
                              Vice President and Chief Financial Officer
                              (principal financial officer)

                              /s/ Linda K. Wheeler
                              ------------------------------------------
                              Linda K. Wheeler
                              Controller
                              (principal accounting officer)



Albuquerque, New Mexico
August 13, 1996

                                 EXHIBITS INDEX



 27.1  Financial Data Schedule for the six-month period ended June 30, 1996.