Form 10-Q
period 1996-09-30
SANTA FE PACIFIC GOLD CORP
filed 1996-11-14
CIK 921754

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1996

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes  X     No
   -----     -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Shares Outstanding at September 30, 1996
----------------------------          ----------------------------------------
Common Stock, $.01 par value                         131,466,221

                       SANTA FE PACIFIC GOLD CORPORATION

                                   FORM 10-Q
                   For The Quarter Ended September 30, 1996

                                     INDEX



Part I.   Financial Information

          Item 1.
          -------
          Financial Statements:
          Consolidated Statement of Operations
          for the three-month and nine-month periods ended September 30, 1996 and 1995..        1

          Consolidated Balance Sheet
          at September 30, 1996 and December 31, 1995...................................        2

          Consolidated Statement of Cash Flows
          for the nine-month periods ended September 30, 1996 and 1995..................        3

          Notes to Consolidated Financial Information...................................        4

          Supplemental Information......................................................        5

          Standardized Unit Production Cost Information.................................        6

          Item 2.
          -------
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................        7


Part II.  Other Information

          Item 1.  Legal Proceedings....................................................       13

          Item 6.  Exhibits and Reports on Form 8-K.....................................       15

Signatures..............................................................................       16

Exhibits Index..........................................................................      E-1


                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS
        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                    Three Months             Nine Months
                                                 Ended September 30,     Ended September 30,
                                               ---------------------   ---------------------
                                                  1996        1995        1996        1995
                                               ---------   ---------   ---------   ---------
Operating Revenue
    Gold sales                                 $  76,126   $  86,059   $ 238,253   $ 254,685
    Royalty and other revenue                      1,246       1,926       3,672       3,379
                                               ---------   ---------   ---------   ---------
         Total Operating Revenue                  77,372      87,985     241,925     258,064
                                               ---------   ---------   ---------   ---------
Costs and Expenses
    Operating expenses                            42,491      41,837     129,999     121,284
    Depreciation, depletion and amortization      14,687      16,704      46,979      49,870
    Exploration and development                    7,704      10,450      23,257      24,246
    General and administrative                     4,233       3,479      12,436      11,752
                                               ---------   ---------   ---------   ---------
         Total Costs and Expenses                 69,115      72,470     212,671     207,152
                                               ---------   ---------   ---------   ---------
Operating Income                                   8,257      15,515      29,254      50,912
Other Income, Net                                    223       1,380       2,311       2,340
Interest Expense, Net                              3,549       3,694       9,628       7,114
                                               ---------   ---------   ---------   ---------
Income Before Income Taxes                         4,931      13,201      21,937      46,138
Income Taxes                                       1,429       4,488       6,363      13,869
                                               ---------   ---------   ---------   ---------
Net Income                                     $   3,502   $   8,713   $  15,574   $  32,269
                                               =========   =========   =========   =========
Net Income Per Share of Common Stock           $    0.03   $    0.07   $    0.12   $    0.25
                                               =========   =========   =========   =========
Weighted Average Number of Common Shares         131,469     131,449     131,464     131,387
                                               =========   =========   =========   =========

                See Notes to Consolidated Financial Information

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                   September 30,   December 31,
                                                       1996            1995
                                                   -------------   ------------
                                                   (Unaudited)
                      ASSETS
                      ------
Current Assets
  Cash and cash equivalents                        $      38,790   $     35,852
  Accounts receivable                                        860            839
  Inventories                                             42,716         36,538
  Current portion of deferred mining costs               100,465        105,004
  Other current assets                                     5,363          5,470
                                                   -------------   ------------
      Total Current Assets                               188,194        183,703
                                                   -------------   ------------
Other Assets
  Deferred mining costs                                  148,042         73,988
  Other assets                                             6,049          5,919
                                                   -------------   ------------
      Total Other Assets                                 154,091         79,907
                                                   -------------   ------------
Property, Plant and Equipment                          1,184,738      1,001,855
Less accumulated depreciation, depletion
 and amortization                                        298,430        247,297
                                                   -------------   ------------
  Net Property, Plant and Equipment                      886,308        754,558
                                                   -------------   ------------
      Total Assets                                 $   1,228,593   $  1,018,168
                                                   =============   ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current Liabilities
  Accounts payable                                 $      26,040   $     26,557
  Accrued liabilities                                     29,460         26,453
  Current portion of deferred income taxes                27,577         25,193
                                                   -------------   ------------
      Total Current Liabilities                           83,077         78,203

Long-Term Debt                                           394,866        199,861
Other Long-Term Liabilities                               67,630         66,496
Deferred Income Taxes                                    118,545        118,551
                                                   -------------   ------------
      Total Liabilities                                  664,118        463,111

Shareholders' Equity
  Common stock, $0.01 par value, 500 million
   shares authorized; 131.5 million shares
   issued and outstanding                                  1,315          1,314
  Paid-in capital                                        327,279        326,777
  Retained income                                        235,881        226,966
                                                   -------------   ------------
      Total Shareholders' Equity                         564,475        555,057
                                                   -------------   ------------
      Total Liabilities and Shareholders' Equity   $   1,228,593   $  1,018,168
                                                   =============   ============

                See Notes to Consolidated Financial Information

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Nine Months
                                                        Ended September 30,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
Operating Activities
Net Income                                           $   15,574    $   32,269
Adjustments to reconcile net income to
 cash flow from operations:
  Depreciation, depletion and amortization               47,321        50,535
  Deferred income taxes                                   3,534         2,565
  Changes in:
    Accounts receivable                                     (21)          531
    Inventories                                          (5,541)       (3,996)
    Current portion of deferred mining costs              3,527        (9,777)
    Other current assets                                    108           917
    Accounts payable                                       (516)       (2,467)
    Accrued liabilities                                   3,007        (5,958)
  Other, net                                              2,627         6,355
                                                     ----------    ----------
        Net Cash Provided By Operating Activities        69,620        70,974
                                                     ----------    ----------
Investing Activities
Capital expenditures                                   (191,346)     (106,673)
Deferred mining costs                                   (64,693)      (35,448)
Proceeds from sale of property                            1,240         3,442
                                                     ----------    ----------
        Net Cash Used For Investing Activities         (254,799)     (138,679)
                                                     ----------    ----------
Financing Activities
Proceeds from borrowings                                195,000        40,000
Principal Payments on borrowings                              -      (130,000)
Proceeds from sale of debentures                              -       199,856
Cash dividends paid to shareholders                      (6,573)       (6,568)
Other, net                                                 (310)       (4,569)
                                                     ----------    ----------
      Net Cash Provided By Financing Activities         188,117        98,719
                                                     ----------    ----------
Increase in Cash and Cash Equivalents                     2,938        31,014
Cash and Cash Equivalents, Beginning of Period           35,852        34,159
                                                     ----------    ----------
Cash and Cash Equivalents, End of Period             $   38,790    $   65,173
                                                     ==========    ==========
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
  Interest, net of amounts capitalized               $    3,795    $    3,867
  Income taxes                                       $    1,000    $    8,923


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

(b) In the opinion of the Company's management, the unaudited consolidated financial information for the three-month and nine-month periods ended September 30, 1996 and 1995, reflects all adjustments necessary for the respective periods. All such adjustments are of a normal and recurring nature.

(c) The consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the full year.

(d) On May 23, 1996, the Board of Directors declared a dividend of $0.05 per share of common stock to shareholders of record as of the close of business on June 3, 1996, the effect of which resulted in total dividend payments of $6.6 million on June 28, 1996.

(e) Certain reclassifications have been made to prior year amounts in order to conform with the current year presentation.

SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION
================================================================================

                                                 Three Months                    Nine Months
                                              Ended September 30,             Ended September 30,
                                            ----------------------            -------------------
                                               1996         1995                1996       1995
                                            ----------------------            -------------------
TWIN CREEKS MINE
Gold production (ounces):
  Mill                                        43,984        43,630             126,958    133,022
  Heap leach                                  69,393        51,827             182,013    190,219
-------------------------------------------------------------------------------------------------
Total gold production                        113,377        95,457             308,971    323,241
=================================================================================================
Total tons mined (millions)                     31.4          35.4               100.1       94.7
-------------------------------------------------------------------------------------------------
Mill tons processed (thousands)                  581           591               1,709      1,827
Average mill grade (ounce/ton)                 0.092         0.084               0.088      0.082
Mill recovery                                   82.5%         88.2%               84.1%      88.8%
-------------------------------------------------------------------------------------------------
Heap leach tons processed (thousands)          5,209         5,232              15,331     11,760
Average heap leach grade (ounce/ton)           0.022         0.018               0.022      0.020
-------------------------------------------------------------------------------------------------
Cash costs of production per ounce (1)(2)   $    198      $    199            $    197   $    174
Noncash costs of production per ounce (2)         71            77                  73         74
-------------------------------------------------------------------------------------------------
Total costs of production per ounce         $    269      $    276            $    270   $    248
=================================================================================================

LONE TREE MINE
Gold production (ounces):
  Mill                                        36,185        36,851             102,306    109,059
  Heap leach                                  10,348        21,842              39,330     65,636
-------------------------------------------------------------------------------------------------
Total gold production                         46,533        58,693             141,636    174,695
=================================================================================================
Total tons mined (millions)                     11.8          10.0                35.5       29.8
-------------------------------------------------------------------------------------------------
Mill tons processed (thousands)                  272           257                 789        764
Average mill grade (ounce/ton)                 0.148         0.161               0.144      0.158
Mill recovery                                   90.1%         88.6%               90.1%      90.5%
-------------------------------------------------------------------------------------------------
Heap leach tons processed (thousands)          1,092           418               3,559      2,259
Average heap leach grade (ounce/ton)           0.027         0.045               0.024      0.040
-------------------------------------------------------------------------------------------------
Cash costs of production per ounce (1)(2)   $    265      $    210            $    256   $    209
Noncash costs of production per ounce (2)         71            76                  70         73
-------------------------------------------------------------------------------------------------
Total costs of production per ounce         $    336      $    286            $    326   $    282
=================================================================================================

MESQUITE MINE
Gold production (ounces)                      44,798        44,364             143,845    133,869
=================================================================================================
Total tons mined (millions)                     11.0           9.0                30.4       27.6
-------------------------------------------------------------------------------------------------
Heap leach tons processed (thousands)          3,833         3,674              11,708     10,449
Average heap leach grade (ounce/ton)           0.020         0.021               0.024      0.021
-------------------------------------------------------------------------------------------------
Cash costs of production per ounce (1)(2)   $    244      $    209            $    245   $    210
Noncash costs of production per ounce (2)        115           111                 117        110
-------------------------------------------------------------------------------------------------
Total costs of production per ounce         $    359      $    320            $    362   $    320
=================================================================================================

TOTAL
Ounces of gold produced                      204,708       198,514             594,452    631,805
Ounces of gold sold                          184,495       210,950             579,695    630,700
Average realized price per ounce            $    413      $    408            $    411   $    404
Average costs of production per ounce:
Cash costs of production per ounce (1)(2)   $    223      $    204            $    223   $    191
Noncash costs of production per ounce (2)         81            85                  83         82
-------------------------------------------------------------------------------------------------
Total costs of production per ounce         $    304      $    289            $    306   $    273
=================================================================================================

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

SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES
STANDARDIZED UNIT PRODUCTION COST INFORMATION (1)

---------------------------------------------------------------------------------------------
                                                      Three Months            Nine Months
                                                   Ended September 30,    Ended September 30,
                                                   -------------------    -------------------
                                                     1996       1995       1996       1995
                                                   ------------------------------------------
TWIN CREEKS MINE
Cash costs of production per ounce components:
  Direct mining and processing costs                 $ 316      $ 356      $ 343      $ 283
  Deferred mining adjustment (2)                      (124)      (163)      (153)      (114)
  Other                                                  1          -          -         (1)
-------------------------------------------------------------------------------------------
Cash operating costs                                   193        193        190        168
  Production taxes                                       5          6          7          6
-------------------------------------------------------------------------------------------
Cash costs of production per ounce                     198        199        197        174
Depreciation, depletion and amortization                68         76         70         73
Reclamation & mine closure                               3          1          3          1
-------------------------------------------------------------------------------------------
Total costs of production per ounce                  $ 269      $ 276      $ 270      $ 248
-------------------------------------------------------------------------------------------

LONE TREE MINE
Cash costs of production per ounce components:
  Direct mining and processing costs                 $ 401      $ 221      $ 363      $ 222
  Deferred mining adjustment (2)                      (135)       (19)      (110)       (17)
  Other                                                  2          1          2          1
-------------------------------------------------------------------------------------------
Cash operating costs                                   268        203        255        206
  Production taxes                                      (3)         7          1          3
-------------------------------------------------------------------------------------------
Cash costs of production per ounce                     265        210        256        209
Depreciation, depletion and amortization                69         74         69         72
Reclamation & mine closure                               2          2          1          1
-------------------------------------------------------------------------------------------
Total costs of production per ounce                  $ 336      $ 286      $ 326      $ 282
-------------------------------------------------------------------------------------------

MESQUITE MINE
Cash costs of production per ounce components:
  Direct mining and processing costs                 $ 245      $ 239      $ 228      $ 243
  Deferred mining adjustment (2)                        (6)       (38)        12        (40)
  Other                                                  -          1          -         (1)
-------------------------------------------------------------------------------------------
Cash operating costs                                   239        202        240        202
  Production taxes                                       5          7          5          8
-------------------------------------------------------------------------------------------
Cash costs of production per ounce                     244        209        245        210
Depreciation, depletion and amortization               112        100        113         99
Reclamation & mine closure                               3         11          4         11
-------------------------------------------------------------------------------------------
Total costs of production per ounce                  $ 359      $ 320      $ 362      $ 320
-------------------------------------------------------------------------------------------

TOTAL
Cash costs of production per ounce components:
  Direct mining and processing costs                 $ 320      $ 295      $ 320      $ 258
  Deferred mining adjustment (2)                      (101)       (97)      (103)       (72)
  Other                                                  1          -          1          -
-------------------------------------------------------------------------------------------
Cash operating costs                                   220        198        218        186
  Production taxes                                       3          6          5          5
-------------------------------------------------------------------------------------------
Cash costs of production per ounce                     223        204        223        191
Depreciation, depletion and amortization                78         81         80         78
Reclamation & mine closure                               3          4          3          4
-------------------------------------------------------------------------------------------
Total costs of production per ounce                  $ 304      $ 289      $ 306      $ 273
-------------------------------------------------------------------------------------------

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

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, uncertainty as to the Company's future profitability; gold price volatility; mining and processing costs; ore grade and recovery rates; exploration results; competition in the Company's line of business; the Company's ability to successfully operate its mining projects and the risks associated with such projects, including, without limitation, uncertainty as to regulatory and permitting matters; the continued completion of project construction on schedule and within estimated costs, costs and availability of necessary supplies, equipment and materials; the functioning of facilities; the performance of personnel; and factors beyond the control of the Company.

Recent Developments and Outlook

Expansion and Development Projects

     Twin Creeks Mine. In late 1994, the Company commenced implementation of a project to expand the operations at the Twin Creeks Mine to include mining and processing of refractory sulfide ores ("Twin Creeks Sulfide Project"). The cost of the Twin Creeks Sulfide Project is estimated at approximately $250 million which will be spent over a four-year period, and as of September 30, 1996, $167.1 million had been spent. Plans include a multi-phase project with two autoclaves. Delivery of the first 4,000 ton-per-day autoclave was made in May 1996. Phase I (Sage Mill) is on schedule and is approximately 90% complete. The carbon-in-leach circuit was commissioned in September 1996 and the oxide circuit of the new mill is scheduled to start-up in the fourth quarter of 1996. Sulfide production from the Phase I autoclave circuit is expected in early 1997. Phase II start-up of the second 4,000 ton-per-day autoclave is expected in the first quarter of 1998, a year ahead of the original project schedule. Approval of the required plan of operations and completion of the related Environmental Impact Statement ("EIS") is anticipated in early 1997.

     Lone Tree Mine. During 1995, the Company began engineering and design work on a flotation mill for the processing of lower-grade refractory ores at the Lone Tree Mine ("Lone Tree Flotation Project"). The gold recovery rates for such ores using heap-leaching techniques were estimated at approximately 25%. The Company has developed a proprietary flotation technique which is expected to improve recovery rates of the lower-grade refractory ores to 80%-90%. Project engineering for the Lone Tree Flotation project was completed in September 1995. Construction of the flotation plant, which began in the first quarter of 1996, is approximately 43% complete. Oxide surge tanks were commissioned in September 1996 resulting in additional processing capacity in the existing Lone Tree process plant and steel erection for both the flotation and grinding buildings was near completion at the end of the third quarter of 1996. The mill is expected to begin production by the second quarter of 1997, and is expected to produce approximately 50,000 ounces of gold in 1997 and approximately 85,000 to 90,000 ounces of gold per year thereafter until 2009.

     Trenton Canyon Project. In May 1995, the Company commenced development of the Trenton Canyon Project, which has proven and probable reserves of 590,000 contained ounces of gold. Construction commenced in the fourth quarter of 1995. Loading of ore onto the Trenton Canyon leach pads commenced in October 1996. The process plant is expected to be commissioned in November 1996 and the first gold production is expected in December 1996.

     Mule Canyon Project. In July 1995, the Company announced its decision to proceed with construction of the Mule Canyon Project. In November 1995, the Company announced a reconfiguration of processing options which significantly reduced the anticipated capital expenditures for the project. The Mule Canyon Project has proven and probable reserves of 1.0 million contained ounces of gold.

     Approximately 84% of the reserves at the Mule Canyon Project are located on federal land administered by the United States Bureau of Land Management ("BLM"). BLM approval was required for construction and mining activities on that portion of the Mule Canyon Project and was contingent upon completion of an EIS and issuance of a Record of Decision by the BLM. Approval of the Plan of Operations from the BLM and completion of the EIS occurred in October 1996. Mining activity began immediately and shipment of high grade sulfide ore from Mule Canyon to the Lone Tree Mine for processing is expected to commence in late 1996. Additional shipments of ore are expected to go to the Lone Tree Mine or the Twin Creeks Mine in the first quarter of 1997 when the autoclave circuit is expected to start-up.

     Rosebud Project. During the third quarter of 1996, Santa Fe Pacific Gold and Hecla Mining Company ("Hecla") signed a definitive agreement to form a 50/50 joint venture to develop the Rosebud Project, 50 miles west of Winnemucca, Nevada. The project is an underground mineable, high-grade oxide gold deposit for which Hecla has reported reserves of 540,000 ounces of gold (1.2 million tons at 0.45 ounce of gold per ton of ore) and 2.75 ounces of silver per ton.

     Construction at Rosebud has commenced. The project is expected to produce approximately 100,000 ounces of gold annually, with initial production starting in mid 1997, with cash costs of less than $200 per ounce. The Company's share of annual production is expected to be approximately 50,000 ounces of gold. Capital for the project is expected to be approximately $20 to $25 million. Under the terms of the agreement, the Company will fund project development costs of $12.5 million as well as spend an additional $3.0 million to modify its own processing facilities. The Company will also contribute an exploration property near Rosebud and will fund the first $1.0 million in exploration expenditures and 67% of future exploration expenditures.

Exploration and Development

     Twin Creeks Mine. Efforts to expand gold resources at the Twin Creeks Mine during the year have focused on three areas: the Galena Vein, Zone 40 and
Section 30 South Mega Pit.

     The Galena Vein underground target is relatively high-grade (0.25-0.40 opt) mineralization within a NE/SW trending fault zone in the greenstones immediately beneath the currently producing Vista deposit.

     The Zone 40 target is a fold-controlled zone of high-grade (approximately
0.5 opt) refractory mineralization at the bottom of the Mega Pit.

     Work in the Section 30 South Mega Pit area has indicated that mill-grade oxide mineralization has been found in both limbs of a large fold. Mineralization, as currently planned, has been extended over 1,500 feet south of the limit of the Mega Pit and is still open to the south.

     Trenton Canyon. Drilling during 1996 at Trenton Canyon has focused on filling in certain areas, extending mineralization in others and exploring new targets in the area. A new zone of shallow oxide mineralization has been encountered in the Valmy deposit area. A second target, referred to as the Hollywood zone, is on a ridge northeast of the Trenton Canyon deposit where seven drill holes have intercepted a high-angle zone of near-surface oxide mineralization with grades between 0.03 and 0.13 opt in intercepts 40 to 105 feet thick. Significant additional reserves at Trenton Canyon are anticipated at year-end and drilling will continue aggressively in 1997.

     Central Asia. In its 7.5 million-acre license area in northeastern Kazakstan, the Company continues to explore actively with encouraging results in several separate project areas. During 1996, almost 20,000 feet of core drilling and over 60,000 feet of reverse circulation drilling have occurred on many of these projects including Suzdal 10, Jaima, Maily and Mirage. The exploration strategy in Kazakstan is to focus on shallow oxide deposits that are amenable to heap leach processing and that would require relatively low capital investment.

     The Company's Solton Sary project is a 50/50 joint venture with Kyrgyzaltyn in the Kyrgyz Republic. Mineralization at Solton Sary is associated with a large shear zone. The primary target exhibits areas of disseminated mineralization of approximately 0.04 opt intersected by higher-grade quartz veins along five miles of strike length.

     Golden Eagle. Drilling in late 1995 and early 1996 at the Golden Eagle Project in Washington confirmed and expanded the volume of mineralization present at the site. The Company owns approximately 75% of this property and Hecla Mining Company owns the remaining 25%. The Company also continues to hold an option to acquire a 75% interest in Hecla's remaining properties in the Republic district. Economic and technical analyses indicate that either gold price improvement or reduction in operating or capital costs is required to warrant a positive development decision.

     Gurupi, Brazil. The Company entered into a joint venture with TVX Gold Inc ("TVX") in 1995 which allows the Company to earn a 50% interest in the Gurupi Project, in Maranhao, Brazil, by spending $3.8 million on land and exploration. The Company has satisfied the exploration obligation, and TVX is now funding 50% of the exploration expenditures on this project. The joint venture acquired additional rights to explore for and develop gold deposits on approximately 340,000 acres of land controlled by RTZ Mineracao Limitada and Odebrecht Mineracao Limitada. This land is adjacent to and on trend with acreage controlled by the joint venture. Exploration work to date has been focused on the Mandiocal, Ignacio and Montes Aureos target areas where new parallel vertical zones of mineralization, grading approximately 0.03 opt, have been intersected.

Results of Operations

Third Quarter of 1996 Compared to Third Quarter of 1995

     Net income was $3.5 million ($0.03 per share) for the third quarter of 1996 compared to $8.7 million ($0.07 per share) for the third quarter of 1995. Operating income for the third quarter of 1996 was $8.2 million, a decrease of $7.3 million from the $15.5 million of operating income in the third quarter of 1995. The decrease was primarily attributable to a decline in operating income from gold operations of $8.6 million, a decrease in royalty and other revenue of $0.7 million and an increase in general and administrative expenditures of $0.7 million, offset by a decrease in exploration and development expenditures of $2.7 million.

     Operating revenue for the third quarter of 1996 was $77.4 million, a decrease of $10.6 million from the $88.0 million of operating revenue in the third quarter of 1995. Lower sales volumes and lower royalty and other revenue caused $10.8 million and $0.7 million of the decrease, respectively, which was partially offset by a $0.9 million increase in revenue resulting from an increase in the average realized gold price per ounce. Gold sales totaled 184,495 ounces during the third quarter of 1996, 26,455 ounces less than the 210,950 ounces sold during the third quarter of 1995. The decrease was primarily a result of lower production at the Lone Tree Mine and lower gold sales from the Twin Creeks Mine where an in-process inventory build-up occurred in the new Sage Mill carbon circuits resulting in production which was not available for sale. Lower production at the Lone Tree Mine was primarily attributable to the delay in receipt of the Plan of Operations for Section 14, resulting in lower average ore grades to the heap leach and mill circuits. The Company's average realized gold prices per ounce for the third quarter of 1996 and 1995 were $413 and $408, respectively.

     Total costs and expenses in the third quarter of 1996 decreased to $69.1 million from $72.5 million in the third quarter of 1995. Operating expenses for the third quarter of 1996 increased from the third quarter in 1995 by $0.7 million and depreciation, depletion and amortization decreased by $2.0 million. The increase in operating expenses was primarily attributable to the increase in the mining ratio at the Mesquite Mine which resulted in the acceleration of the charge-out of deferred mining costs, as well as higher expenses at the Lone Tree Mine due to an increased use of reagents that resulted from a higher sulfide content ore being placed on the heap leach pads. Average cash costs of production in the third quarter of 1996 were $223 per ounce compared to $204 for the third quarter of 1995. Average noncash costs of production (depreciation, depletion and amortization) decreased from $85 per ounce to $81 per ounce for the third quarter of 1995 and 1996, respectively.

     Exploration and development expenses for the third quarter of 1996 totaled $7.7 million compared with $10.4 million in the third quarter of 1995. Domestic exploration spending decreased by $2.2 million and foreign exploration spending decreased by $0.5 million. Foreign exploration accounted for approximately 56% of total exploration and development spending for the third quarter of 1996 compared to 46% for the third quarter of 1995.

     Other Income, Net, decreased to $0.2 million from $1.4 million in the third quarter of 1995 primarily as a result of a decrease in interest income from lower cash and short-term investment balances. Interest Expense, Net, decreased to $3.5 million from $3.7 million in the third quarter of 1995, principally due to an increase in capitalized interest in 1996 compared to the third quarter of 1995.

     The Company's effective tax rate in the third quarter of 1996 was 29% compared to 34% in the same period in 1995. The third quarter 1995 rate was impacted by a nine-month retroactive rate adjustment which was primarily caused by an increase in 1995 foreign exploration activities. No such adjustment occurred in 1996.

First Nine Months of 1996 Compared to First Nine Months of 1995

     Net income was $15.6 million ($0.12 per share) for the first nine months of 1996 compared to $32.3 million ($0.25 per share) for the first nine months of 1995. Operating income for the first nine months of 1996 was $29.2 million, a decrease of $21.6 million from the $50.9 million of operating income in the first nine months of 1995. The decrease was primarily attributable to a decline in operating income from gold operations of $22.3 million and an increase in general and administrative expenditures of $0.7 million, offset by a $1.0 million decrease in exploration and development expenditures and an increase in royalty and other revenue of $0.3 million.

     Operating revenue for the first nine months of 1996 was $241.9 million, a decrease of $16.2 million from the $258.1 million in the comparable period of 1995. Lower sales volumes caused $20.6 million of the decrease, but were partially offset by higher royalty and other revenue of $0.3 million and a $4.1 million increase in revenue resulting from an increase in the average realized gold price per ounce. Gold sales totaled 579,695 ounces during the first nine months of 1996, 51,005 ounces less than the 630,700 ounces sold during the same period in 1995. The decrease was primarily a result of lower production caused by the mining of lower-grade ore and the resulting lower gold recoveries at the Lone Tree Mine caused by the delay in receipt of the Plan of Operations for
Section 14, as well as the impact on production of mining higher sulfide content ore at both the Lone Tree Mine and Twin Creeks Mine. In addition, lower sales at the Twin Creeks Mine resulted from a combination of lower production and a build-up of in-process inventory at the new Sage Mill carbon circuits. The Company's average realized gold prices per ounce for the first nine months of 1996 and 1995 were $411 and $404, respectively.

     Total costs and expenses in the first nine months of 1996 increased to $212.7 million from $207.2 million in the first nine months of 1995. Operating expenses for the first nine months of 1996 increased from the first nine months in 1995 by $8.7 million and depreciation, depletion and amortization decreased by $2.9 million. The increase in operating expenses was primarily attributable to the increase in the mining ratio at the Mesquite Mine which resulted in the acceleration of the charge-out of deferred mining costs, as well as higher expenses at the Lone Tree Mine due to an increased use of reagents that resulted from a higher sulfide content ore being placed on the heap leach pads. Average cash costs of production in the first nine months of 1996 were $223 per ounce compared to $191 for the same period in 1995. Average noncash costs of production (depreciation, depletion and amortization) increased from $82 per ounce to $83 per ounce for the first nine months of 1995 and 1996, respectively.

     Exploration and development expenses for the first nine months of 1996 totaled $23.2 million compared with $24.2 million in the same period in 1995. Domestic exploration spending decreased by $1.9 million, foreign exploration spending increased by $0.4 million, and development spending increased by $0.5 million. Foreign exploration accounted for approximately 54% of total exploration and development spending for the first nine months of 1996 and approximately 50% for the same period in 1995.

     Other Income, Net, was consistent with that of the same period in 1995. Interest Expense, Net, increased to $9.6 million from $7.1 million in the same period of 1995, principally due to the interest associated with the $200.0 million of 8.375% senior debentures issued in July 1995, offset somewhat by an increase in capitalized interest in 1996 compared to the same period of 1995.

     The Company's effective tax rate in the first nine months of 1996 was 29%, which was comparable with the effective tax rate in the same period in 1995.

Financial Condition

     Liquidity and Capital Resources

     For the nine months ended September 30, 1996, the Company's cash flow provided by operating activities was $69.6 million. Cash flow was also provided through the sale of property and from borrowing proceeds of $1.2 million and $195.0 million, respectively. These cash flows were used for capital expenditures of $191.3 million, deferred mining costs of $64.7 million, cash dividends of $6.6 million, and other miscellaneous items of $0.3 million. Existing cash balances increased by $2.9 million during the nine months ended September 30, 1996.

     Capital expenditures for the nine months ended September 30, 1996, included $21.2 million, $9.9 million and $3.1 million for the ongoing capital requirements and development drilling at the Twin Creeks Mine, the Lone Tree Mine and the Mesquite Mine, respectively; $105.4 million for the Twin Creeks Sulfide Project; $13.3 million for the Lone Tree Flotation Project; $11.4 million for other corporate capital requirements, primarily related to management information systems; and $8.0 million and $10.8 million for the development of the Trenton Canyon Project and the Mule Canyon Project, respectively. Ongoing capital requirements at existing mines included facility expansions as well as mining and support equipment additions and replacements. Interest capitalized during the first nine months of 1996 was $8.2 million and related to capital facilities being constructed at the Twin Creeks Mine and the Lone Tree Mine as well as the Trenton Canyon Project and the Mule Canyon Project.

     At September 30, 1996, the Company had forward contracts on a spot deferred basis totaling 1,901,524 ounces of gold at a weighted average price of $414 per ounce. The Company also had outstanding written call options on 175,000 ounces for 1996 and 400,000 ounces for 1997 at weighted average prices of $428 and $464 per ounce, respectively, as well as outstanding purchased put options on 225,000 ounces for 1996 and 1,200,000 ounces for 1997 at a weighted average price of $375 per ounce. The call options for 1996 expire at rates of between 55,000 and 60,000 ounces per month, and the put options for 1996 expire at a rate of 75,000 ounces per month. The call options and put options for 1997 expire at rates of approximately 33,333 and 100,000 ounces per month, respectively.

     As a result of increased indebtedness related to additional borrowings under the Credit Facility, the Company's debt-to-total-capitalization ratio was 41.2% at September 30, 1996, compared to 26.5% at December 31, 1995. The Company's current ratio (the ratio of current assets to current liabilities) was 2.3:1 at September 30, 1996, which is comparable to that at December 31, 1995. Book value per share increased from $4.22 at December 31, 1995, to $4.29 at September 30, 1996.

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

     The second action has been transferred to the judge hearing, but has not been consolidated with, the action described above. The Secretary and Interior have resisted disclosing information and allowing depositions of certain government witnesses. The Company has made two motions to compel disclosure of this information, both of which have been granted by the magistrate judge. The Secretary and Interior appealed those decisions to the District Court judge who denied the appeal. Discovery can now be completed and, thereafter, a trial date will be set.

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


                                     SANTA FE PACIFIC GOLD CORPORATION
                                              (Registrant)




                                     /s/ David A. Smith
                                     -------------------------------------------
                                     David A. Smith
                                     Vice President and Chief Financial Officer
                                     (principal financial officer)



                                     /s/ Linda K. Wheeler
                                     -------------------------------------------
                                     Linda K. Wheeler
                                     Controller
                                     (principal accounting officer)



Albuquerque, New Mexico
November 13, 1996

                                EXHIBITS INDEX

27.1   Financial Data Schedule for the nine-month period ended September 30,
       1996.

99.1 Press release dated August 26, 1996 by Santa Fe Pacific Gold Corporation announcing that Kendall W. Sageser, Senior Vice President, Exploration, leaves the Company.

99.2 Press release dated October 16, 1996 by Santa Fe Pacific Gold Corporation announcing the Lone Tree Mine receipt of Bureau of Land Management approval of the Plan of Operations for mine expansion and immediate extension of mining in Section 14.

99.3 Press release dated October 17, 1996 by Santa Fe Pacific Gold Corporation announcing Ronald L. Parratt named Vice President, Exploration.

99.4 Press release dated October 21, 1996 by Santa Fe Pacific Gold Corporation announcing that the Lone Tree Complex began placing ore onto the heap leach pads at Trenton Canyon.

99.5 Press release dated October 30, 1996 by Santa Fe Pacific Gold Corporation announcing the Mule Canyon Mine receipt of approval from the federal
       Bureau of Land Management to begin mining operations.