Form 10-K405
period 1996-12-31
SANTA FE PACIFIC GOLD CORP
filed 1997-03-19
CIK 921754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                  to

                          COMMISSION FILE NUMBER 1-13096

                        SANTA FE PACIFIC GOLD CORPORATION
              (Exact name of registrant as specified in its charter)

                     DELAWARE                                           85-0307713
             (State of Incorporation)                      (I.R.S. Employer Identification No.)

       6200 UPTOWN BOULEVARD NE, SUITE 400                                87110
             ALBUQUERQUE, NEW MEXICO                                    (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code (505) 880-5300

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.01 (and accompanying
  Preferred Stock Purchase Rights)                               New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates as of March 17, 1997, was approximately $2,351,471,300.

    Number of shares of Common Stock outstanding on March 17, 1997: 131,550,842.

    Documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated:

                   DOCUMENT                             INCORPORATED BY REFERENCE INTO
----------------------------------------------  ----------------------------------------------
                     none

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                            -----------
PART I
  Items 1 and 2. Business and Properties..................................................................           1
  Item 3. Legal Proceedings...............................................................................          34
  Item 4. Submission of Matters to a Vote of Security Holders.............................................          35

PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...........................          36
  Item 6. Selected Financial Data.........................................................................          37
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...........          39
  Item 8. Financial Statements and Supplementary Data.....................................................          46
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          70

PART III
  Item 10. Directors and Executive Officers of the Registrant.............................................          70
  Item 11. Executive Compensation.........................................................................          73
  Item 12. Security Ownership of Certain Beneficial Owners and Management.................................          83
  Item 13. Certain Relationships and Related Transactions.................................................          84

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          85

SIGNATURES................................................................................................          86

EXHIBITS..................................................................................................          87

    THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains forward-looking information which involves a degree of risk and uncertainty due to various factors affecting the Company's business, including, but not limited to, gold price volatility, mining and processing costs and conditions, ore grade and recovery rates, exploration results, legislative, regulatory and permitting matters and the continued completion of project construction on schedule.

                                     PART I

    SEE "GLOSSARY OF CERTAIN MINING TERMS" ON PAGES 32-33 FOR DEFINITIONS OF CERTAIN TERMS USED HEREIN.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

    Santa Fe Pacific Gold Corporation ("Company") is engaged in the mining and processing of gold ores and the exploration and development of gold properties. It is one of the largest gold mining enterprises in North America, as measured by reserves and gold production, with a total of 18.1 million ounces of proven and probable gold reserves as of December 31, 1996, and total 1996 gold production of 852,000 ounces. The Company's Twin Creeks Mine, which the Company estimates to be the third largest primary gold mine in North America, and its Lone Tree Complex are located in northern Nevada; its Mesquite Mine is located in southern California. The Company also explores and evaluates precious metals properties and prospects elsewhere in North America, South America, Central Asia, West Africa and the Southwestern Pacific region.

    Selected operating data for the years 1996, 1995 and 1994 are shown below:

                                                                           1996       1995       1994
                                                                         ---------  ---------  ---------
OPERATING DATA:
Total ounces of gold produced (000) (1)................................        852        846        936
Total ounces of gold sold (000)........................................        820        852        930
Reserves (contained ounces of gold at end of year) (000)...............     18,123     17,870     15,363
Average realized price per ounce.......................................  $     411  $     406  $     398
Average spot price per ounce(2)........................................  $     388  $     384  $     384
Cash costs of production per ounce.....................................  $     215  $     194  $     182
Noncash costs of production per ounce..................................         82         82         84
                                                                         ---------  ---------  ---------
Total costs of production per ounce....................................  $     297  $     276  $     266
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

------------------------

(1) The decrease in ounces produced in 1995, compared to 1994, primarily resulted from anticipated lower production at the Twin Creeks Mine.

(2) Represents the average of the afternoon fixing prices for gold on the London Bullion Market ("London P. M. Fix").

HISTORY

    The Company was incorporated in Delaware in 1983 and, until 1994, was a wholly-owned subsidiary of Santa Fe Pacific Corporation ("SFP") or its predecessor corporations. During 1994, the Company completed an initial public offering of 14.6% of its common stock ("Offering"), and on September 30, 1994, SFP distributed its remaining ownership in the Company to SFP shareholders.

    Prior to 1984, the Company's revenue and income were primarily derived from rents and royalties from leasing its mineral rights holdings in New Mexico and Arizona. In late 1984, the Company began active mining operations when it opened the Lee Ranch Mine in northwestern New Mexico and began the surface mining and sale of coal. In 1987, the Company acquired its first aggregates quarries from an SFP affiliate. By 1992, the Company operated six aggregates quarries in five states in the West and Southwest.

    In 1987, the Company's mineral rights holdings in Nevada yielded the Company's first production of gold and silver from the Trinity joint venture silver mine in Pershing County, in which the Company participated with U.S. Borax and Chemical Company for three years until mining ceased and reclamation began. In 1987, the Company also entered into a joint venture gold mine ("Marigold Joint Venture"). In 1992, the Company conveyed its interest in the Marigold Joint Venture in exchange for the mineral rights and reserves that now make up the southern extension of the Lone Tree Mine and additional exploration mineral rights.

    In 1987 and 1989, the Company announced the discoveries of gold that led to the development and construction of the Rabbit Creek Mine and the Lone Tree Mine, respectively. Gold production commenced at the Rabbit Creek Mine in August 1990, and at the Lone Tree Mine in August 1991.

    On June 25, 1993, as a result of a strategic business decision to become solely engaged in gold mining activities, the Company completed an asset exchange ("Exchange") with Hanson Natural Resources Company ("HNRC"), an affiliate of Hanson plc. In the Exchange, HNRC's gold assets, which included the Chimney Creek Mine in Nevada, the Mesquite Mine in California, two advanced exploration projects in Nevada and Montana and other gold prospects in North America and Chile, were exchanged for essentially all of the Company's coal and aggregates assets. Following the Exchange, the Company consolidated the operations of the Rabbit Creek Mine with those of the Chimney Creek Mine, forming the Twin Creeks Mine. See Note 14 to the Consolidated Financial Statements of the Company included elsewhere in this document for a description of certain contingent obligations of the Company with respect to certain of the coal properties transferred to HNRC in the Exchange.

    On December 8, 1996, the Company entered into a definitive merger agreement with Homestake Mining Company ("Homestake") and a subsidiary of Homestake, under which the subsidiary of Homestake was to merge with and into the Company and each outstanding share of Company common stock was to be converted into the right to receive 1.115 Homestake common shares, subject to, among other things, shareholder and regulatory approvals. On January 7, 1997, Newmont Mining Corporation ("Newmont") announced an offer, subject to certain conditions, to exchange 0.40 of a share of Newmont common stock for each outstanding share of Company common stock. On January 13, 1997, the Company announced that it planned to meet with Newmont to discuss its proposal for a business combination so that any future actions are consistent with and advance the best interests of the Company's stockholders.

    In the interest of providing the best value opportunity to its shareholders, the Company's Board of Directors invited Newmont and Homestake to make presentations on March 8, 1997. After discussions with both companies, the Company's Board of Directors determined that the merger proposal with Newmont included a superior exchange ratio and offered a compelling fit, substantial and improved synergies and significant long-range potential for the Company's shareholders. On March 10, 1997, the merger agreement with Homestake was terminated and the Company entered into a merger agreement with Newmont. Under the Newmont agreement, each share of Company common stock will be exchanged for
0.43 share of Newmont common stock. The Newmont merger is subject to the approval of both the Company shareholders and Newmont shareholders, as well as other customary conditions. The merger, which is expected to be tax-free to Company shareholders and to be accounted for as a pooling of interests, is expected to close during the second quarter of 1997.

COMPETITION

    The Company competes worldwide with other mining companies and private individuals in connection with the acquisition of unpatented mining claims, mining concessions, and mineral leases on gold prospects and in connection with the recruitment and retention of qualified employees. Given the commodity status of gold in the worldwide market, competition in the sale of gold is not significant for the Company or other gold producers.

REFINING, MARKETING AND PRICE-PROTECTION ACTIVITIES

    Gold has two main categories of use: fabrication and bullion investment. Fabricated gold has a wide variety of uses including jewelry (the largest fabrication use for gold), electronics, dentistry, decorations, medals, medallions and official coins. Certain purchasers of official gold coins and of high-carat jewelry may be motivated by investment, so that the net private gold bullion purchases alone do not necessarily represent the total investment activity in gold. Central banks buy, sell and hold gold bullion as part of their national economic strategies.

    Gold bullion is fungible and is actively traded in several markets throughout the world. As a result, the market price for gold bullion produced by the Company is readily ascertainable and the Company has several available markets for its gold production. The Company's gold dore derived from its operations is currently refined into gold bullion by Johnson Matthey in Salt Lake City, Utah, and by Metalor Refining Corporation of North Attleborough, Massachusetts, at refineries operated by those entities at various locations. The Company has the option to sell its gold at market prices to these refiners or to request that its gold be toll-refined and returned to the Company's account at any of the several major gold depositories. A number of refineries are capable of refining the Company's dore. Gold bullion can be sold to a large number of buyers. Consequently, the Company does not believe that the loss of any single outlet would deny the Company a market for its product.

    The Company's profitability is significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold, and production and cost levels in major gold-producing regions such as South Africa, the United States, Australia, Canada and the countries of the former Soviet Union. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates, and global or regional political and economic situations. If gold prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production at any or all of its gold mines.

    The volatility of gold prices is illustrated in the following table which sets forth the annual high, low and average of the London P.M. Fix.

                                                                                             PRICE PER OUNCE
                                                                                   -----------------------------------
YEAR                                                                                  HIGH         LOW       AVERAGE
---------------------------------------------------------------------------------     -----        ---     -----------
1987.............................................................................         500         390         446
1988.............................................................................         484         395         437
1989.............................................................................         416         356         381
1990.............................................................................         424         346         383
1991.............................................................................         403         344         362
1992.............................................................................         360         330         344
1993.............................................................................         406         326         360
1994.............................................................................         396         370         384
1995.............................................................................         396         372         384
1996.............................................................................         415         367         388

------------------------

Source of Data: METALS WEEK

    The London P. M. Fix on March 17, 1997 was $351.40 per ounce.

    The Company uses a variety of commodity instruments to minimize the effect of declines in the market price for gold on its results of operations for a period of time. The use of such instruments, however, may prevent the Company from fully participating in subsequent increases in the market price for gold.

    Commodity instruments used by the Company may include gold borrowings, fixed forward sales contracts, forward sales contracts made on a spot deferred basis ("spot deferred contracts") and purchased put and written call options contracts in combination. Under normal circumstances, counterparties under spot deferred contracts allow the Company to defer delivery of gold to a later date, if necessary, at the original contract price plus the prevailing interest-like premium.

    The Company's price-protection policy allows the sale of increasing quantities of gold in the forward market as the market price for gold increases above historical averages and restricts such sales as the market price for gold decreases relative to such averages. This policy also prohibits speculative trading of commodity instruments, requires the use of creditworthy counterparties and limits the Company's maximum spot deferred position. Authority to enter into commodity instruments is vested in a limited number of officers of the Company. Additionally, monthly summaries of commodity instrument activity are provided to the Company's Board of Directors.

    At December 31, 1996, the Company had spot deferred contracts for approximately 1.7 million ounces of gold relating to production during the period January 1997 - September 1998 at sales prices ranging from $386 - $438 per ounce or a weighted average price of $416 per ounce. The Company also had purchased put options on 1.2 million ounces at an exercise price of $375 per ounce and written call options on 0.4 million ounces at an exercise price of $464 per ounce. The put and call options expire on a monthly basis throughout 1997. If the options are in the money at the date of expiration, the Company may convert the options into spot deferred contracts for delivery at some date in the future, receive or pay cash for the difference between the option exercise and market prices on that date or deliver gold against the contracts and receive the option exercise price per ounce.

RESERVES

    A multi-disciplinary team of Company geologists, engineers, and geostatisticians uses methods generally applied within the mining industry to estimate the Company's proven and probable gold reserves. Due to the nature of the mineral deposits, all reserves are calculated from drill-hole assay results. Representative samples are collected from the drilling, including a significant amount of core drilling in deposits where reverse-circulation drilling samples could be contaminated or diluted. Assay results are analyzed to detect potential bias, and check assays are completed on all ore-grade intercepts as a quality-control procedure. Computer-generated ore deposit models are compared against the results obtained from manual methods and, as mining progresses, against actual mining results. Pit outlines generated from the models are based upon estimated mining and processing costs and processing recoveries and are tested against mining and processing experience to yield estimates of reserves determined by optimum economic mining limits.

    Reserves reported by the Company are audited and verified annually by an independent engineering firm which reviews the methods used to estimate the reserves. The audit of the Company's reserves as of December 31, 1996, concurred that the Company's reserves models are prepared according to accepted engineering practice and that the reserves satisfy the requirements for classification as proven and probable gold reserves.

    The following table lists the Company's reserves as of December 31 for the years from 1991 through 1996 as well as the tons of ore identified by the Company and the average gold grade of such ore, both as of December 31, 1996:

                                  RESERVES (1)
                   (IN THOUSANDS, EXCEPT AVERAGE GOLD GRADE)

                                                                           AS OF DECEMBER 31,
                                    ------------------------------------------------------------------------------------------------
                                                                                 1995       1994       1993       1992       1991
                                                                               ---------  ---------  ---------  ---------  ---------
                                                     1996(2)
                                    -----------------------------------------
                                                    AVERAGE
                                     TONS OF      GOLD GRADE       CONTAINED
                                       ORE      (OUNCE PER TON)     OUNCES
                                                                                                 CONTAINED OUNCES
                                    ---------  -----------------  -----------  -----------------------------------------------------
Twin Creeks Mine (3)..............    150,649          0.073          11,044      10,467     10,013      8,523      3,255      3,457
Lone TreeComplex
  Lone Tree Mine..................     52,193          0.082           4,267       4,679      4,051      4,028      3,136      2,118
  Trenton Canyon Mine.............     26,149          0.028             742         590         --         --         --         --
  Mule Canyon Mine................      8,918          0.111             988       1,002         --         --         --         --
Mesquite Mine (4).................     46,050          0.018             832       1,132      1,299      1,570         --         --
Rosebud Mine (5)..................        638          0.392             250          --         --         --         --         --
Marigold Joint Venture (6)........         --             --              --          --         --         --         --        206
                                    ---------                     -----------  ---------  ---------  ---------  ---------  ---------
    Total.........................    284,597          0.064          18,123      17,870     15,363     14,121      6,391      5,781
                                    ---------                     -----------  ---------  ---------  ---------  ---------  ---------
                                    ---------                     -----------  ---------  ---------  ---------  ---------  ---------

------------------------

(1) Throughout this document the term reserves when used in conjunction with the Company includes both proven and probable reserves. The term "reserves" means that part of a mineral deposit which can be reasonably assumed to be economically and legally extracted or produced at the time of the reserves determination. The term "economically," as used in the definition of reserves, implies that profitable extraction or production under defined investment assumptions has been established or analytically demonstrated. The assumptions made must be reasonable, including assumptions concerning the prices and costs that will prevail during the life of the project. The term "legally," as used in the definition of reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved.

    The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and
    (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

    The term "probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

    The term "contained ounces" means that the reserves are estimated to encompass a stated number of ounces of gold in place. The number of ounces ultimately recovered and available for sale depends upon mining efficiency and processing efficiency.

(2) Audited and verified by Independent Mining Consultants, Inc. (IMC).

(3) For all dates prior to December 31, 1993, reserves for the Twin Creeks Mine include only reserves at the Rabbit Creek Mine. The information listed for December 31, 1993, and thereafter includes reserves located at both the Rabbit Creek Mine and the Chimney Creek Mine. The Chimney Creek Mine was acquired by the Company from HNRC pursuant to the Exchange in June 1993.

(4) Reserves information is not shown for the Mesquite Mine for dates prior to December 31, 1993, because the Mesquite Mine was not acquired by the Company until the Exchange in June 1993.

(5) The Rosebud Mine is a development-phase underground mine in which the Company has a 50% interest. Reserves shown represent the Company's 50% share. (See "Development Projects.")

(6) In March 1992, the Company exchanged its 30% interest in the Marigold Joint Venture for the mineral rights and reserves that now make up the southern extension of the Lone Tree Mine and additional exploration mineral rights. Data for the Marigold Joint Venture include only the Company's 30% share.

    The Company estimates that approximately 84% of the gold contained in the reserves as of December 31, 1996, is recoverable.

    The reserves listed as of December 31, 1996, have been calculated assuming a realizable price for gold of $400 per ounce. However, there can be no assurance that this price will be realized during any period. In 1996, the Company realized an average price of approximately $411 per ounce and expects to realize an average price of approximately $415 per ounce in 1997.

    The Company believes that the costs of recovery for a substantial portion of its reserves are significantly below the gold prices used to estimate the reserves. Even at substantially lower gold prices, the Company believes that its operating margin would be positive for most of its reserves. The Company further believes that if its reserves estimates were based on a gold price of $350 per ounce, with current operating costs, reserves as of December 31, 1996, would decrease by approximately 14.5%. If the reserves estimates were based on a gold price of $450 per ounce, with current operating costs, reserves as of December 31, 1996, would increase by approximately 7.6%.

MINERALIZED MATERIAL

    The following table reflects the Company's gold mineralized material as of December 31, 1996, which is not included in the Company's reserves. No assurance can be given that the mineralized material identified in the table will ultimately result in additions to the Company's reserves.

                 MEASURED AND INDICATED MINERALIZED MATERIAL(1)
                        AS OF DECEMBER 31, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT AVERAGE GOLD GRADE)

                                                                         1996                          1995
                                                             ----------------------------  ----------------------------
                                                                          AVERAGE GOLD                  AVERAGE GOLD
                                                                              GRADE                         GRADE
                                                               TONS      (OUNCE PER TON)     TONS      (OUNCE PER TON)
                                                             ---------  -----------------  ---------  -----------------
Twin Creeks Mine
  Oxide Material...........................................     19,500          0.028         24,000          0.025
  Subgrade Refractory Material.............................    114,000          0.053        116,000          0.054
  Section 8 Pit............................................     21,300          0.030         21,000          0.030
                                                             ---------                     ---------
  Total Twin Creeks Mine...................................    154,800          0.046        161,000          0.047
                                                             ---------                     ---------
Lone Tree Complex
  Lone Tree Mine...........................................     17,300          0.044         15,000          0.034
  Mule Canyon Mine.........................................      7,000          0.063          8,000          0.085
  Trenton Canyon Mine......................................     11,000          0.026         10,000          0.021
                                                             ---------                     ---------
  Total Lone Tree Complex..................................     35,300          0.042         33,000          0.042
                                                             ---------                     ---------
Mesquite Mine..............................................    110,100          0.018         54,000          0.021
Rosebud Mine (SFPG's 50% share)............................        200          0.286             --             --
Elkhorn....................................................     12,000          0.100         12,000          0.100
Gurupi, Brasil (SFPG's 50% share)..........................     35,400          0.034             --             --
Golden Eagle (SFPG's 75% share)............................      9,100          0.082             --             --
                                                             ---------                     ---------
  TOTAL....................................................    356,900          0.039        260,000          0.043
                                                             ---------                     ---------
                                                             ---------                     ---------

------------------------

(1) "Mineralized Material" is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development.

MINING AND PROCESSING METHODS

    Mining and processing methods used by the Company include open-pit mining, heap leaching, oxide milling and refractory milling. Although each of the Company's mines uses slightly different methods depending upon the unique requirements of each deposit, the following is a general description of the methods used at the Company's mines.

    OPEN-PIT MINING

    At each of its mines, the Company conducts open-pit mining utilizing conventional, industry-employed methods and equipment. Mine plans are designed to remove overburden to expose sufficient ore to meet processing requirements. Material is drilled and blasted in 20-foot benches in ore and 20- to 50-foot benches in overburden. The blasted material is then loaded onto off-road haul trucks using front-end loaders, hydraulic shovels and electric shovels. Overburden is transported outside the pits and placed on piles, or used to backfill pits where operationally feasible.

    Ore is transported by haul trucks from the pit and stacked from the trucks directly onto heap-leach pads. Mill-grade ore is taken by truck to the mill area where it is placed on a stockpile, or put directly into a crusher feed bin at the mill. Where both oxide and refractory ores are present, each type is segregated and handled through separate processing circuits.

    The Company processes oxide ores through one of two processes depending upon the grade of the ore. Higher-grade oxide ore (generally 0.05 ounce per ton and greater) is typically processed by milling, and low-grade oxide ore is typically processed by heap leaching. High-grade refractory ore (generally 0.065 ounce per ton and greater) is pre-treated by a pressure oxidation circuit followed by conventional oxide milling. Some low-grade refractory ore is also heap leached.

    HEAP LEACHING

    In run-of-mine conventional heap leaching, the ore is hauled from the pit to the heap-leach pads where it is stacked. The stacked ore is then cross-ripped to increase solution percolation, and a weak cyanide solution is applied to the top surface of the heaps using drip and sprinkler irrigation techniques. This solution percolates down through the ore where the cyanide leaches the gold from the rock, collects on the lined pads and holds the gold in solution as it flows to a central collection location. All leaching occurs in a closed system on lined pads designed to meet applicable environmental-protection standards. The system is designed to recover all cyanide and prevent its escape or infiltration into the ground.

    The gold-bearing solutions are collected and pumped from heap-leach pads to the mill facilities for recovery. The gold is recovered through carbon adsorption followed by conventional pressure stripping of the carbon using a high-temperature caustic solution, which is then pumped to electro-winning cells or to a zinc-precipitation circuit. Gold is electro-plated onto woven stainless steel wire wool cathodes. The resultant electro-won material is removed from the cathodes, fluxed, smelted and poured into dore bars or buttons for shipment to a third-party refinery. Zinc precipitate is treated in a similar manner.

    OXIDE MILLING

    In oxide milling, ore is trucked to stockpiles from which it is fed into a semi-autogenous-grinding ("SAG") mill with water. In a SAG mill, steel balls and the ore itself are used to grind the ore down to 0.5 mm to 1.0 mm diameter. The slurry discharge from the SAG mill is separated by hydro-cyclones into a fine-particle slurry which is sent to the cyanide leaching circuit, and into a coarse-particle slurry which is fed into a ball mill for further grinding. The fine-particle slurry passes into a standard thickening process and finally into either a carbon-in-leach ("CIL") or carbon-in-pulp ("CIP") cyanide leaching circuit, depending on the specific mill. The leaching circuit consists of several large tanks with agitators. Cyanide is added to the milled slurry in a controlled-pH solution, and the leaching of the microscopic gold from the rock into the solution begins. Granular carbon is added to the tanks to adsorb the gold from the solution. The agitators keep the slurry, cyanide and carbon well mixed so that all particles can be leached. The slurry passes from tank to tank through screens that retain the carbon in the tank so that it can be moved in the opposite direction of the slurry flow. The gold-loaded carbon is then pumped into special vessels where the gold is recovered by pumping a hot cyanide and caustic solution under pressure through the carbon. The gold-bearing solution is pumped to electro-winning cells or a zinc-precipitation circuit where gold is removed from the solution. The gold is then recovered in the same manner as in heap leaching. Mill tailings are deposited into tailings impoundments which are designed, constructed and operated to meet rigorous environmental-protection laws and regulations.

    REFRACTORY MILLING

    Some of the ores mined by the Company are refractory ores containing gold locked in sulfide minerals, which reduce or eliminate the effectiveness of cyanide leaching and substantially reduce gold recovery from such ores. To increase gold recovery, an additional processing step is inserted between the grinding and leaching circuits in the mill to oxidize the sulfide minerals. The refractory ores are ground in the conventional SAG and ball mill grinding circuit, and fed through a thickener to reduce the amount of water in the slurry. This ore in slurry form is passed through successive stages of heating, each stage raising the temperature and increasing the pressure on the slurry. The slurry then enters the autoclave, which is a horizontal, cylindrical, carbon steel, lead- and brick-lined unit which oxidizes the ore by the action of heat, pressure and elevated oxygen. Oxygen is added, and the slurry remains in the autoclave until the sulfides in the ore are oxidized and the fine gold is exposed and ready for cyanidation. The slurry is then pumped through a set of coolers to reduce the temperature. This cooled, acidic slurry is neutralized and sent to the mill's conventional CIL cyanide leaching circuit where the remainder of the process is identical to oxide milling.

OPERATING PROPERTIES

  TWIN CREEKS MINE

    GENERAL

    The Twin Creeks Mine, which the Company believes is North America's third largest primary gold mine, is located approximately 45 miles northeast of Winnemucca, Nevada, and is accessed by a paved public road, an improved road and two improved Company-owned roads. The net book value of the Twin Creeks Mine's property, plant and equipment was $545.7 million at December 31, 1996.

    RESERVES

    The table below sets forth the reserves located at the Twin Creeks Mine, all of which reserves are located within the Mine Area.

                                TWIN CREEKS MINE
                                    RESERVES
                          AUDITED AND VERIFIED BY IMC
                              (DECEMBER 31, 1996)

                                                                                             CONTAINED
                                                                            AVERAGE GOLD    OUNCES (1)
                                                               TONS (IN     GRADE (OUNCE        (IN
                                                              THOUSANDS)      PER TON)      THOUSANDS)
                                                             -------------  -------------  -------------
Oxide Mill Ore.............................................       23,859          0.095          2,266
Oxide Run-of-Mine Heap Leach Ore...........................       60,665          0.022          1,323
Refractory Mill Ore........................................       66,125          0.113          7,455
                                                             -------------                      ------
  Total....................................................      150,649          0.073         11,044
                                                             -------------                      ------
                                                             -------------                      ------

------------------------

(1) Includes 8.6 million ounces on private mineral rights and patented mining claims and 2.4 million ounces on unpatented mining claims with first-half final certificates. The Company estimates that approximately 86% of the gold contained in the reserves as of December 31, 1996, is recoverable.

    HISTORY

    The Company began initial exploration of the Rabbit Creek Mine, which was located just south of the Chimney Creek Mine, in 1986 and made its initial discovery of gold in 1987. Gold was discovered at the Chimney Creek Mine by Gold Fields Mining Company, a division of HNRC ("Gold Fields"), in 1985. The combination of the Rabbit Creek Mine and Chimney Creek Mine following the Exchange enabled the Company to realize operating efficiencies, including elimination of planned personnel additions, an increase in the rate of production through economies of scale, a decrease in mining costs by reducing haulage distances and a decrease in overhead through the elimination of duplicate personnel.

    GEOLOGY

    Gold mineralization at the Twin Creeks Mine occurs at the north end of the Rabbit Trend, a nearly 60-mile long, north-south zone containing numerous sediment-hosted Carlin-type deposits and other occurrences of gold mineralization. The deposits at the Twin Creeks Mine lie in the Getchell mining district which occupies the eastern flank of the Osgood Mountains. The deposits occur in a complexly folded and faulted sequence of sedimentary rocks with minor amounts of interlayered basalt. The deposits are overlain by zero to 700 feet of alluvium. Gold mineralization is controlled by both stratigraphy and structure.

    Gold occurs at the Twin Creeks Mine in both refractory and oxide ores. Refractory ores contain variable amounts of pyrite, realgar, orpiment, stibnite and organic carbon. In oxide ores, the refractory minerals and carbonaceous matter are absent, and gold is associated with antimony-rich limonite.

    MINERAL RIGHTS (AS OF DECEMBER 31, 1996)

                                                                    INSIDE MINE  OUTSIDE MINE
NATURE OF OWNERSHIP                                                    AREA          AREA         TOTAL
------------------------------------------------------------------  -----------  -------------  ---------
                                                                                   (ACRES)
Owned by Company..................................................       8,977         5,479       14,456
Unpatented mining claims owned by Company with first-half final
 certificates.....................................................       1,548            --        1,548
Unpatented mining claims owned by Company without first-half final
 certificates.....................................................       5,120        25,955       31,075
                                                                    -----------       ------    ---------
    Total.........................................................      15,645        31,435       47,079
                                                                    -----------       ------    ---------
                                                                    -----------       ------    ---------

    MINING AND PROCESSING

    Mining at the Twin Creeks Mine is conducted in two open pits utilizing conventional open-pit mining methods. During 1996, the Company mined 106.8 million tons of overburden, 18.2 million tons of oxide run-of-mine heap-leach ore, 2.6 million tons of oxide mill ore and 0.6 million tons of refractory mill ore (which was stockpiled) and produced 459,084 ounces of gold.

    The current equipment fleet consists of large electric and hydraulic shovels coupled with 190- and 240-ton haul trucks working on 40-foot overburden benches and 20-foot ore benches. The mining fleet is supported with a full set of ancillary equipment. The equipment fleet is in good condition.

    Ore is processed at the Twin Creeks Mine through oxide milling or heap leaching, depending upon the grade of the ore. Higher-grade (generally 0.05 ounce per ton and greater) oxide ore has been processed through one of two separate oxide milling facilities through November 1996 when processing of oxide ore through the new Sage Mill commenced. The south mill has a nominal capacity of 3,000 tons per day and historically has had a recovery rate of approximately 91% of the gold contained in the ore processed. Gold is recovered through conventional pressure stripping of the carbon and electro-winning. The north mill has a nominal capacity of 2,500 tons per day and historically has had a recovery rate of approximately 94% of the gold contained in the ore processed. Run-of-mine heap leaching is used to recover gold from low-grade ores (generally less than 0.05 ounce per ton). Leaching cycles at the Twin Creeks Mine are typically 180 days and achieve approximately 65% gold recovery. During 1996, the Twin Creeks Mine processed an average of 6,380 tons of mill ore per day, excluding the new Sage Mill which is part of the Twin Creeks Sulfide Project discussed below.

    Mining and processing operations at the Twin Creeks Mine are conducted over two 10-hour shifts on a seven-days-per-week schedule.

    In late 1994, the Company commenced implementation of a project ("Twin Creeks Sulfide Project") to expand the operations at the Twin Creeks Mine to include mining and processing of sulfide refractory ores that contain approximately 68% of the reserves at the Twin Creeks Mine. The Company currently estimates that it will obtain a weighted average gold recovery from sulfide ore types at the Twin Creeks Mine of approximately 90% and that the refractory ore-processing plant to be constructed at the Twin Creeks Mine will be capable of processing ore at milling cash costs of approximately $17 per ton. The capital investment required for the Twin Creeks Sulfide Project is estimated to be approximately $250 million and as of December 31, 1996, $191 million had been spent. Plans include a two-phase project with two autoclaves. Phase I of the Twin Creeks Sulfide Project was approximately 98% complete at the end of 1996. Processing of oxide ore commenced in November 1996 and through December 1996 was operating at a rate of approximately 9,500 tons per day. The first of the two autoclaves was scheduled for start-up in the first quarter of 1997. Commissioning of the autoclave began in March 1997, when some over heating of the shell within the vapor zone areas occurred. Repairs to or replacement of some of the brick lining inside the autoclave will be required, which could delay commissioning into the second quarter of 1997.

    In December 1994, approximately three million tons of overburden material from a portion of the west wall of the main pit at the Twin Creeks Mine slid into the pit, covering ore that was scheduled to be mined in 1995. There were no injuries or equipment damage, and reserves as of December 31, 1994, were not affected by the slide. However, approximately 80,000 ounces of gold production planned for 1995 were postponed to future years. The overburden material was removed in 1995, and 1996 production was not affected.

    Water for operations at the Twin Creeks Mine is obtained from area wells, in-pit wells and pit-dewatering operations. Water from the pit sumps and wells currently is being pumped at a rate of approximately 6,700 gallons per minute, and is either consumed in processing and mining or is required by permit conditions to be treated and released at drinking water standards prescribed under the Clean Water Act. The pumping rate is expected to ultimately peak at approximately 12,000 gallons per minute within three years. The Company has State of Nevada water appropriations totaling 13,800 gallons per minute which the Company believes to be sufficient to permit necessary dewatering for the life of the Twin Creeks Mine given the present reserves. The most recent appropriations received for dewatering require the Company to return most of the water removed to the subsurface by reinfiltration or reinjection. Water removed from the pits is treated to standards required by the State of Nevada and returned into the ground via infiltration. A water treatment plant and the reinfiltration ponds were constructed in 1995 at a cost of approximately $6 million.

    Electric power is supplied by Sierra Pacific Power Company.

  SELECTED OPERATING DATA:

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1996        1995        1994
                                                           ----------  ----------  ----------
TWIN CREEKS MINE
Gold production (ounces):
  Mill...................................................     197,737     185,355     211,233
  Heap leach.............................................     261,347     239,112     290,658
                                                           ----------  ----------  ----------
Total gold production....................................     459,084     424,467     501,891
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Total tons mined (millions)..............................       128.2       129.7        97.7
Mill tons processed (thousands)..........................       2,768       2,401       2,212
Average mill grade (ounce/ton)...........................       0.085       0.087       0.105
Mill recovery............................................        84.2%       88.6%       91.0%
Heap leach tons processed (thousands)....................      18,238      17,022      16,770
Average heap leach grade (ounce/ton).....................       0.022       0.020       0.026
Cash costs of production per ounce.......................  $      188  $      180  $      172
Noncash costs of production per ounce....................          72          74          85
                                                           ----------  ----------  ----------
Total costs of production per ounce......................  $      260  $      254  $      257
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    DEVELOPMENT DRILLING

    The development drilling program conducted at the Twin Creeks Mine during 1996 resulted in the addition of approximately 577,000 ounces of reserves, net of 1996 production. The Company plans to continue to conduct development drilling on Section 30, the area south of the main pit, and on certain underground targets in 1997.

    ENVIRONMENTAL PROTECTION AND PERMITTING

    Because the Chimney Creek Mine portion of the Twin Creeks Mine is located on federal land administered by the Federal Bureau of Land Management ("BLM"), BLM approval was required for the Twin Creeks Sulfide Project. The Company submitted a plan of operations for the Twin Creeks Sulfide Project to the BLM and entered into a memorandum of agreement for the preparation of an environmental impact statement ("EIS"). The process of gathering baseline data and initiating the scoping work for an EIS began in July 1993, and was completed in 1995. BLM approval was received on January 22, 1997. The Company has received the additional required federal and state permits necessary for the Twin Creeks Sulfide Project.

    Four separate notices of appeal have been filed in connection with the Twin Creeks EIS. The appellants are Getchell Gold Corporation, Great Basin Mine Watch, an environmental group, The Duck Valley Shoshone Tribe and Laser, Inc., which is an organization related to organized labor. Only the Duck Valley Shoshone Tribe has filed a statement of reasons. The Company does not believe that the Duck Valley Shoshone Tribe appeal has any merit. The other appellants have not yet filed statements of reasons and accordingly the relief they seek is not yet known. Based on their written comments to the EIS, however, the Company believes their arguments will lack merit. Moreover, if the issues in each appeal are the same as those raised in the respective appellants written comments to the EIS, an unfavorable outcome to the Great Basin Mine Watch appeal or the Laser, Inc. appeal, could result in additional conditions on operations which may have a material adverse effect on the Company's financial condition or the results of operations.

  LONE TREE COMPLEX

    GENERAL

    The Lone Tree Complex consists of the Lone Tree Mine, the Trenton Canyon Mine and the Mule Canyon Mine. The Lone Tree Mine is located approximately 34 miles southeast of Winnemucca, Nevada, one-half mile south of Interstate 80, to which it is connected by an improved, Company-owned road. The Trenton Canyon Mine is located approximately 13 miles south of Valmy, Nevada, and approximately 11 miles south of the Lone Tree Mine, and is accessed by an improved, Company-owned road connected to Interstate 80. The Mule Canyon Mine is located approximately 14 miles east of Battle Mountain, Nevada, and approximately 50 miles from the Lone Tree Mine, and is accessed by an improved county road which connects to Interstate 80.

    The net book value of the Lone Tree Complex's property, plant and equipment was $250.7 million as of December 31, 1996.

    RESERVES

    The table below sets forth the reserves located at the Lone Tree Complex, all of which reserves are located within the Mine Area.

                               LONE TREE COMPLEX
                                    RESERVES
                          AUDITED AND VERIFIED BY IMC
                              (DECEMBER 31, 1996)

                                                                        TONS            AVERAGE
                                                                         (IN          GOLD GRADE      CONTAINED OUNCES
                                                                     THOUSANDS)     (OUNCE PER TON)    (IN THOUSANDS)
                                                                    -------------  -----------------  ----------------
LONE TREE MINE:
  Oxide Mill Ore..................................................          835            0.234              195
  Oxide Run-of-Mine Heap Leach Ore................................       10,194            0.043              436
  Refractory Run-of-Mine Heap Leach Ore...........................        4,255            0.025              106
  Refractory Mill Ore.............................................       36,909            0.096            3,530
                                                                         ------            -----            -----
  Total...........................................................       52,193            0.082            4,267(1)
                                                                         ------            -----            -----
                                                                         ------            -----            -----
TRENTON CANYON MINE:
  Oxide Run-of-Mine Heap Leach Ore................................       26,149            0.028              742(2)
MULE CANYON MINE:
  Oxide Mill Ore..................................................          242            0.129               31
  Oxide Run-of-Mine Heap Leach Ore................................        1,261            0.032               41
  Refractory Flotation Ore........................................        4,828            0.076              365
  Refractory Mill Ore.............................................        2,587            0.213              551
                                                                         ------            -----            -----
  Total...........................................................        8,918            0.112              988(3)
                                                                         ------            -----            -----
                                                                         ------            -----            -----
TOTAL LONE TREE COMPLEX...........................................       87,260            0.069            5,997
                                                                         ------            -----            -----
                                                                         ------            -----            -----

------------------------

(1) Includes 2.9 million ounces on private mineral rights and 1.4 million ounces on unpatented mining claims, all of which have first-half final certificates. The Company estimates that approximately 84% of the gold contained in the reserves as of December 31, 1996, is recoverable.

(2) Includes 307,000 ounces on private mineral rights and 435,000 ounces on unpatented mining claims, none of which has a first-half final certificate. The Company estimates that approximately 72% of the gold contained in the reserves as of December 31, 1996, is recoverable.

(3) Includes 163,000 ounces on private mineral rights and 825,000 ounces on unpatented mining claims with first-half final certificates. The Company estimates that approximately 88% of the gold contained in the reserves as of December 31, 1996, is recoverable

    HISTORY

    LONE TREE MINE: The Company began exploration in the vicinity of the Lone Tree Mine in 1987 because of its proximity to several other successful gold-producing mines and the presence of favorable geology. The Company discovered the Lone Tree Mine deposit in 1989, and poured the first gold at the mine in August 1991. Prior to February 1994, mining activities at the Lone Tree Mine focused on oxide ores. In 1995 the Company completed the final phases of an expansion program which significantly increased gold production from refractory mill ores at the mine.

    TRENTON CANYON MINE: The Trenton Canyon Mine arose from three exploration projects. The North Peak deposit was discovered in 1988, as part of a joint venture with Bow Valley Mining, whose interest was purchased by the Company in 1994. The Valmy deposit was found in 1989, just north of and contiguous with Hecla Mining Company's ("Hecla") Trout Creek deposit and was acquired from Hecla in 1992. The Trenton Canyon deposit was discovered through grass-roots exploration by Company geologists in 1991, and contains the majority of the reserves on the project.

    MULE CANYON MINE: The Mule Canyon Mine is located in the Northern Shoshone range, and consists of six areas of known mineralization: the North, Main, West, South, Ashcraft and Section 9 deposits. The deposit was discovered in 1986 as a result of a Gold Fields grass-roots exploration program and was acquired by the Company in the Exchange in June 1993. Development commenced in 1995 and continues at present.

    GEOLOGY

    LONE TREE MINE: The deposit at the Lone Tree Mine is a sediment-hosted gold deposit which occurs in silicified and brecciated siltstone, sandstone and argillite within a steeply-dipping structure and which consists of several parallel to sub-parallel shear zones. Gold mineralization is controlled primarily by structures with gold occupying fractures. Some stratigraphic control exists, especially where the rock units are brittle and easily fractured.

    Gold occurs in both refractory and oxide ores at the Lone Tree Mine. In the refractory ore, the gold is predominantly associated with pyrite, and to a lesser extent, with arsenopyrite. In the oxide ore, the arsenopyrite and pyrite are absent, and gold is associated with limonite.

    TRENTON CANYON MINE: Gold mineralization at the Trenton Canyon Mine occurs at the south end of the 60-mile long Rabbit Trend, and occurs in three separate deposits in close proximity. The deposits lie in the Battle Mountain mining district, a prolific district with a long history of base metals and precious metals mining. The deposits occur in a structurally deformed sedimentary sequence, which is cut by intrusive rocks, and locally overlain by younger volcanic rocks and minor alluvium. Mineralization at all three deposits occurs at or near the surface, and is almost completely structurally controlled, and has some minor, secondary stratigraphic controls.

    Gold occurs at the Trenton Canyon Mine as predominantly oxide ore associated with quartz, sericite, clays and iron oxide. Sulfide mineralization occurs at depth, but to date has not been a primary focus of the project. Sulfide mineralization is characterized by pyrite and rare other sulfides, and carbonaceous material.

    MULE CANYON MINE: The deposits occur along a northwest volcanic trend called the Mid-Miocene Rift that hosts several currently active gold districts. Mineralization is localized along north to northwest trending high-angle faults within basaltic-andesite flows and dikes. Trace-element geochemistry at the Mule Canyon Mine is typical of an upper-level hot-springs precious metals system.

    Gold mineralization occurs at the Mule Canyon Mine as a combination of refractory sulfide and oxide ore. The dominant sulfides in the ore are pyrite, marcasite and arsenopyrite. Precious metal mineralization at the Mule Canyon Mine includes electrum, gold-bearing arsenopyrite, silver-bearing tetrahedrite, pyrargyrite, argentite, acanthite, aguilarite, naumannite, and polybasite. Oxidized mineralization is generally restricted to the top 15 to 75 feet of the deposits. No significant enrichment of gold or silver exists at the oxidized-unoxidized boundary.

    MINERAL RIGHTS (AS OF DECEMBER 31, 1996)

                                                                              INSIDE MINE  OUTSIDE MINE
NATURE OF OWNERSHIP                                                              AREA          AREA         TOTAL
----------------------------------------------------------------------------  -----------  -------------  ---------
                                                                                             (ACRES)
LONE TREE MINE:
  Owned by Company..........................................................       2,640         6,960        9,600
  Unpatented mining claims owned by Company with first-half final
    certificates............................................................          99            --           99
  Unpatented mining claims owned by Company without first-half final
    certificates............................................................       1,880         5,760        7,640
  Owned by private owner and controlled by Company as lessee................          --         1,360        1,360
                                                                              -----------       ------    ---------
    Total...................................................................       4,619        14,080       18,699
                                                                              -----------       ------    ---------
                                                                              -----------       ------    ---------
TRENTON CANYON MINE:
  Owned by Company..........................................................       5,640
  Unpatented mining claims owned by Company without first-half final
    certificates............................................................       4,480
  Owned by private owner and controlled by Company as lessee................       1,280
                                                                              -----------
    Total...................................................................      11,400
                                                                              -----------
                                                                              -----------
MULE CANYON MINE:
  Owned by Company..........................................................      11,180
  Unpatented mining claims owned by Company with first-half final
    certificates............................................................         368
  Unpatented mining claims owned by Company without first half-final
    certificates............................................................      14,453
  Owned by private owner and controlled by Company as lessee................       5,769
                                                                              -----------
    Total...................................................................      31,770
                                                                              -----------
                                                                              -----------

    MINING AND PROCESSING--LONE TREE COMPLEX

    During 1996, the Company mined 41.5 million tons of overburden, 4.9 million tons of run-of-mine heap leach ore, 0.3 million tons of oxide mill ore, 0.7 million tons of refractory mill ore and 0.9 million tons of flotation feed ore (which was stockpiled) at the Lone Tree Complex and produced 205,738 ounces of gold.

    MINING AND PROCESSING--LONE TREE MINE

    Mining at the Lone Tree Mine is conducted in two open pits utilizing conventional open-pit mining methods. The current equipment fleet consists of large hydraulic shovels and backhoes coupled with 150-ton haul trucks, working on 20-foot benches. The mining fleet is supported with a full set of ancillary equipment. The equipment fleet is generally in good condition.

    Oxide milling at the Lone Tree Mine consists of a standard SAG mill and ball mill grinding circuit, followed by a CIL cyanide leaching circuit with a nominal capacity of 2,500 tons per day. Gold is recovered from the loaded carbon through a conventional pressure-stripping and electro-winning process. Refractory ores pass through an autoclave pressure-oxidation circuit after the grinding process and before the CIL cyanide leaching circuit. Heap leaching at the Lone Tree Mine is now conducted as run-of-mine heap leaching. Run-of-mine leaching cycles are typically 13 months and yield 40% to 70% of the contained gold. Heap leaching produced all of the gold at the Lone Tree Mine through mid-October 1993, and will continue to contribute a portion of the gold produced at the Lone Tree Mine throughout its life. The oxide circuit of the mill commenced operation in the fourth quarter of 1993. The refractory circuit of the mill commenced operation in February 1994 and has operated at or above design capacity since then.

    Mining operations at the Lone Tree Mine are conducted on a six-days-per-week schedule, over two 10-hour shifts each working day. Processing operations at the Lone Tree Mine are conducted on a seven-days-per-week schedule, over two 12-hour shifts each working day.

    Following successful test work and feasibility studies, the Company entered into the detailed engineering and design phase of adding a flotation mill for the processing of lower grade sulfide ores at the Lone Tree Mine. Construction activity began on the flotation mill during the first half of 1996 and it is expected to be in production by the second quarter of 1997. The Company plans to process a portion of the Lone Tree Mine gold concentrates through the existing Lone Tree Mine autoclave, and the remaining portion through the Twin Creeks Mine autoclave, which is scheduled for start-up in the first quarter of 1997.

    Operations at the Lone Tree Mine consume up to 2,000 gallons of water per minute from the mine's pit-dewatering program.

    Electric power is supplied by Sierra Pacific Power Company.

    MINING AND PROCESSING--TRENTON CANYON MINE

    Mining at the Trenton Canyon Mine is conducted in an open pit at the North Peak deposit and ore is placed on heap leach pads located at the Trenton Canyon Mine. Loaded carbon from the carbon adsorption plant is transported to the Lone Tree Mine for pressure-stripping, carbon regeneration and gold recovery.

    The Lone Tree Mine provides equipment maintenance, sample assaying, processing and administrative support. Electric power and water are also supplied from Lone Tree Mine through 12 miles of powerline and a 10-inch steel waterline.

    The current mining fleet consists of three used 85-ton haul trucks and a used loader transferred from the Twin Creeks Mine. This fleet will be supplemented with additional mining equipment currently in use at the Lone Tree Mine.

    Mining in the higher-grade Trenton Canyon pits is planned to begin in 1998 after the completion of an EIS and receipt of related permits required for federal lands.

    MINING AND PROCESSING--MULE CANYON MINE

    Gold mineralization occurs in both refractory sulfide and oxide ores. The Mule Canyon Mine will include mining operations and run-of-mine heap-leach processing facilities. The high-grade refractory sulfides and oxide ores will be shipped to one of the Company's existing operations for processing. The property is operated as a satellite of the Lone Tree Mine, which provides sample assaying and administrative support

    Mining is conducted using conventional open-pit methods with used 85-ton haul trucks and a used loader transferred from the Twin Creeks Mine. The fleet will be supplemented with a hydraulic backhoe in 1997. Mine production rates are expected to average approximately 11 million tons per year.

    Electric power is supplied by Sierra Pacific Power Company. Water is supplied from pit dewatering or from wells on the property.

    Construction of the Mule Canyon Mine was initiated in early 1996 and will continue into 1997. Capital expenditures for the development of the Mule Canyon Mine are expected to be approximately $35 million and at December 31, 1996, approximately $18 million had been spent. Mining operations began on October 29, 1996, after the completion of an EIS and approval of the plan of operations. Shipments of Mule Canyon ore to the Lone Tree Mine commenced in early November 1996 and gold production began in late November 1996. The Mule Canyon Mine is expected to produce approximately 100,000 ounces of gold in 1997. Mule Canyon ore is expected to be processed at both the Lone Tree Mine and the Twin Creeks Mine, upon commissioning of the Twin Creeks Mine autoclave.

  SELECTED OPERATING DATA:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
LONE TREE COMPLEX
Gold production (ounces):
  Mill.......................................................    154,792    142,861    149,874
  Heap leach.................................................     50,946     85,107     77,037
                                                               ---------  ---------  ---------
Total gold production........................................    205,738    227,968    226,911
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Total tons mined (millions)..................................       48.3       40.1       38.4
Mill tons processed (thousands)..............................      1,082      1,026        950
Average mill grade (ounce/ton)...............................      0.154      0.154      0.177
Mill recovery................................................      89.9%      90.3%      89.2%
Heap leach tons processed (thousands)........................      4,716      2,833      3,554
Average heap leach grade (ounce/ton).........................      0.026      0.040      0.032
Cash costs of production per ounce...........................  $     248  $     214  $     209
Noncash costs of production per ounce........................         71         75         70
                                                               ---------  ---------  ---------
Total costs of production per ounce..........................  $     319  $     289  $     279
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    DEVELOPMENT DRILLING

    Development drilling conducted during 1996 at the Lone Tree Complex resulted in an increase of 152,000 contained ounces of gold reserves at the Trenton Canyon Mine. Further development drilling is planned for 1997 in the Lone Tree Complex mine areas.

    ENVIRONMENTAL PROTECTION AND PERMITTING--LONE TREE MINE

    All requisite permits are in place for the Company's active mining operations within the Mine Area at the Lone Tree Mine and all permits have been acquired for the operation of the refractory mill. Because Section 14 is located on federal land, BLM approval was required to begin mining on this section. BLM approval was received on October 15, 1996, at which time mining on Section 14 commenced.

    Two separate appeals of the Lone Tree Mine Plan of Operations approval have been filed with the Department of the Interior Board of Land Appeals. One was filed jointly by the Sierra Club and Great Basin Mine Watch, both environmental organizations. The other was filed by Laser, Inc., which is an organization related to a labor union. The appeals primarily seek to impose additional mitigation and other conditions on the aproval of the Lone Tree Mine expansion. The Company has intervened in both appeals and is vigorously opposing both appellants' positions. The Company does not believe that either appeal has merit. An unfavorable outcome of the appeals, however, could result in additional conditions on operations which may have a material adverse effect on the Company's financial condition and the results of operations.

    Because of its geologic setting, the Lone Tree Mine will require the removal of increasingly large volumes of water to maintain a relatively dry, mineable pit as the pit deepens. The Nevada State Engineer requires mines to obtain permits to pump water for dewatering. The Company has appropriations from the Nevada State Engineer to pump approximately 41,000 gallons of water per minute from the wells on the mine site and to discharge this water into the Humboldt River. It is expected that higher pumping rates, up to 75,000 gallons per minute, will be required as the mine approaches its ultimate depth. Applications for an appropriation for pumping an additional 34,000 gallons per minute have been filed to ensure that mining operations can continue as higher volumes of water must be removed. All protests have been resolved and the applications are ready for action by the Nevada State Engineer. Although the Company anticipates that it will be successful in obtaining the necessary water appropriation and other permits, there is no assurance that such appropriation and permits will be obtained. Failure to obtain any necessary appropriation could result in a curtailment of gold production, reduction of reserves, or both. The Company's ability to recover up to 50% of its reserves at the Lone Tree Mine could be adversely affected by the failure of the Company to obtain the requested dewatering appropriation.

    The Company holds a required National Pollution Discharge Elimination System ("NPDES") permit to discharge mine water from the Lone Tree Mine into surface waters of the United States. The permit specifies maximum concentration levels of various elements, even though all chemical constituents of mine water are naturally occurring. During 1995, samples of discharge mine water from the Lone Tree Mine exceeded permit levels for the element arsenic. The Company notified the regulatory agency with jurisdiction over the NPDES permit and has constructed a water treatment plant to remove arsenic. The Lone Tree Mine is currently in compliance with the arsenic effluent limitation.

    ENVIRONMENTAL PROTECTION AND PERMITTING--TRENTON CANYON MINE

    Approximately 59% of the reserves at the Trenton Canyon Mine are located on federal land administered by the BLM. Therefore, BLM approval is required for construction and mining activities on the portion of the Trenton Canyon Mine located on federal land. BLM approval is contingent upon completion of an EIS, which completion and approval are anticipated in early 1998 (although no assurance can be given that required approvals will be obtained as anticipated or with conditions acceptable to the Company). Required State of Nevada permits have been obtained to allow mining on private lands.

    ENVIRONMENTAL PROTECTION AND PERMITTING--MULE CANYON MINE

    Approximately 84% of the reserves at the Mule Canyon Mine are located on federal land administered by the BLM. Therefore, BLM approval was required for construction and mining activities on the portion of the Mule Canyon Mine located on federal land. BLM approval of the plan of operations, following the completion of the EIS, was received on October 29, 1996. In March 1996 the BLM issued approval to Lander County for the right-of-way to the road which is utilized for hauling ore to the Twin Creeks Mine.

    Two separate appeals of the Mule Canyon Mine Plan of Operations have been filed with the Department of the Interior Board of Land Appeals. One was filed by an individual resident of Battle Mountain Nevada and related exclusively to the ore haulage route. The other was filed by the Northern Nevada Building Trades Council, an organization related to a Labor Union. The Building Trades Council appeal seeks to impose additional conditions on the approval of the Mule Canyon Mine Plan of Operations. The Company has intervened in both appeals and is vigorously opposing both appellants' positions. The Company does not believe that either appeal has merit. An unfavorable outcome of the Building Trade Council appeal, however, could result in additional conditions on operations which may have a material adverse effect on the Company's financial condition and the results of operations.

  MESQUITE MINE

    GENERAL

    The Mesquite Mine is located in Imperial County in southern California, approximately 35 miles northeast of Brawley, and is accessed by a paved Company-owned road which connects to a paved state highway. The net book value of the Mesquite Mine's property, plant and equipment was $59.3 million at December 31, 1996.

    RESERVES

    The table below sets forth the reserves located at the Mesquite Mine, all of which reserves are located within the Mine Area.

                                 MESQUITE MINE
                                    RESERVES
                          AUDITED AND VERIFIED BY IMC
                              (DECEMBER 31, 1996)

                                                                        TONS            AVERAGE           CONTAINED
                                                                         (IN          GOLD GRADE          OUNCES(1)
                                                                     THOUSANDS)     (OUNCE PER TON)    (IN THOUSANDS)
                                                                    -------------  -----------------  -----------------
High-Grade Oxide Run-of-Mine Heap Leach Ore.......................       18,151            0.026                476
Low-Grade Oxide Run-of-Mine Heap Leach Ore........................       25,465            0.011                272
Refractory Run-of-Mine Heap Leach Ore.............................        2,434            0.034                 84
                                                                         ------            -----                ---
    Total.........................................................       46,050            0.018                832
                                                                         ------            -----                ---
                                                                         ------            -----                ---

------------------------

(1) Includes 763,000 ounces on private mineral rights, 40,000 ounces on unpatented mining claims with first-half final certificates and 29,000 ounces on unpatented mining claims without first-half final certificates. The Company estimates that approximately 62% of the gold contained in the reserves as of December 31, 1996, is recoverable.

    HISTORY

    Gold Fields commenced drilling operations at the Mesquite Mine in September 1981. Gold was first poured at the mine in February 1986. HNRC acquired the Mesquite Mine in 1989 and operated the Mesquite Mine from August 1989 until the effective date of the Exchange in June 1993.

    GEOLOGY

    The deposits at the Mesquite Mine lie on the southwestern flank of the Chocolate Mountains in highly metamorphosed rocks which have an extremely complex structural history. Faulting had a strong control on the mineralization. Gold mineralization occurs in structurally-prepared metamorphosed rock in the Mine Area. Gold in the oxide-ore zones occurs as disseminated pyrite which has oxidized to limonite and microscopic fracture coatings.

    MINERAL RIGHTS (AS OF DECEMBER 31, 1996)

                                                                                INSIDE MINE     OUTSIDE MINE
NATURE OF OWNERSHIP                                                                AREA             AREA           TOTAL
-----------------------------------------------------------------------------  -------------  -----------------  ---------
                                                                                                 (ACRES)
Owned by Company.............................................................        1,289               --          1,289
Unpatented mining claims owned by Company with first-half final
  certificates...............................................................           38               --             38
Unpatented mining claims owned by Company without first-half final
  certificates...............................................................        2,229              320          2,549
Owned by private owner and controlled by Company as lessee...................        1,133               --          1,133
                                                                                     -----              ---      ---------
    Total....................................................................        4,689              320          5,009
                                                                                     -----              ---      ---------
                                                                                     -----              ---      ---------

    MINING AND PROCESSING

    Mining at the Mesquite Mine is conducted in two open pits utilizing conventional open-pit mining methods. During 1996, the Company mined 25.9 million tons of overburden, 13.9 million tons of oxide heap-leach ore and 1.6 million tons of refractory heap leach ore at the Mesquite Mine and produced 186,797 ounces of gold.

    The current equipment fleet consists of large hydraulic shovels and front-end loaders coupled with 85-and 150-ton haul trucks working on 20-foot benches. The mining fleet is supported with a full set of ancillary equipment. The equipment fleet is in good condition; with recent addtions of eight 150-ton haul trucks and two 24- cubic yard shovels.

    Heap-leaching cycles at the Mesquite Mine are typically 75 to 120 days and achieve gold recoveries which have historically approximated 78%. Since September 1996 all ore is shipped directly to the pads without crushing. Metallurgical testing of run-of-mine ore shows an expected gold recovery of from 60% to 70% depending on ore grade. Gold is recovered from the pregnant solution from both heap-leaching processes by means of carbon adsorption, pressure stripping and electro-winning.

    Mining and processing operations at the Mesquite Mine are on a seven-days-per-week schedule. Mining operations are conducted over two 10-hour shifts each working day, and processing operations are conducted over two 12-hour shifts each working day.

    The Company currently plans to process run-of-mine heap leach ore through 1999 at a rate of approximately 15.0 million tons per year. Facilities are in place to accomplish these goals with the exception of an additional leach pad, which is planned for 1997. Production at the Mesquite Mine is estimated to vary between 150,000 and 175,000 ounces of gold per year for 1997 through 1999 and approximately 40% of that amount in 2000. Production is expected to continue through 2002 at substantially reduced levels. The Mesquite Mine is currently running near capacity.

    Operations at the Mesquite Mine draw water from three wells located on Company-owned land approximately four miles south of the processing facility. The Company has received appropriate permits for water usage of up to 2,493 gallons per minute, with current water usage of approximately 680 gallons per minute. Potable water is provided by an on-site, reverse-osmosis plant owned and operated by the Company. Electric power is supplied by the Imperial Irrigation District.

  SELECTED OPERATING DATA:

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1996        1995        1994
                                                           ----------  ----------  ----------
MESQUITE MINE
Total gold production (ounces)...........................     186,797     193,361     207,508
Total tons mined (millions)..............................        41.4        37.5        35.8
Heap leach tons processed (thousands)....................      15,528      13,767      10,770
Average heap leach grade (ounce/ton).....................       0.022       0.022       0.030
Cash costs of production per ounce.......................  $      246  $      201  $      177
Noncash costs of production per ounce....................         117         106          95
                                                           ----------  ----------  ----------
Total costs of production per ounce......................  $      363  $      307  $      272
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    DEVELOPMENT DRILLING

    The Mesquite Mine is a mature property, having undergone several years of exploration. Development drilling is scheduled to continue through 1997.

    ENVIRONMENTAL PROTECTION AND PERMITTING

    The Mesquite Mine has instituted several environmental-protection innovations, including dust abatement at the coarse-ore stockpile using a dust cap, pond covers for heap-leaching solutions, desert tortoise protection and drip irrigation of leach pads. The Company believes that it has complied with all desert tortoise mitigation requirements imposed by the BLM and the United States Fish and Wildlife Service ("USFWS"). However, the Company is currently in negotiations with the BLM regarding whether and to what extent additional desert tortoise mitigation might be required to continue mining activities under the Company's existing, approved plans of operations. The Company believes no further mitigation requirements are necessary beyond those acquired from HNRC in the Exchange, a position the BLM has not accepted. On the basis of the BLM's stated position in the negotiations, the Company believes the negotiations with the BLM will be resolved in a manner that will not have a material adverse effect on the operation of the Mesquite Mine. (See "Regulations and Environmental--Protection Matters".)

    LANDFILL

    HNRC is in the process of obtaining appropriate permits for a proposed landfill on land partially within the Mine Area at the Mesquite Mine, a project which was contemplated at the time of the Exchange. The landfill is not expected to affect the Company's operation of the Mesquite Mine. Although the operations will be separate, the landfill may use mine overburden, clay and heap leach residues to cover the material in the landfill. The Landfill Facilities and Mineral Lease Agreement, between the Company and HNRC, allows for uninterrupted mining operations with no interferences or encumbrances by HNRC that could preclude successful extraction and processing of all reserves.

DEVELOPMENT PROJECTS

  ROSEBUD MINE

    GENERAL

    The Rosebud Mine is an underground, high-grade free-milling sulfide gold deposit which is held in a 50/50 limited liability company with Hecla, the designated operator. The Rosebud Mine is located approximately 55 miles west of Winnemucca, Nevada and is accessed by an improved county road and by approximately 8 miles of road owned and maintained by the limited liability company. Construction of the surface facilities and infrastructure commenced in August 1996. The limited liability company plans to transport ore from the Rosebud Mine by truck to the Twin Creeks Mine for processing, subject to receiving approval of required permit modifications. The Company will fund $12.5 million for mine development and will also fund certain modifications to the Twin Creeks Mine south mill facility. Completion of development and commencement of commercial ore production is expected in the second quarter of 1997 at an annual rate of 100,000 ounces, 50,000 ounces of which represent the Company's share of production.

    RESERVES

    The table below sets forth the Company's 50% share of reserves located at the Rosebud Mine:

                                  ROSEBUD MINE
                                    RESERVES
                          AUDITED AND VERIFIED BY IMC
                              (DECEMBER 31, 1996)

                                                                        AVERAGE           CONTAINED
                                                      TONS            GOLD GRADE           OUNCES
                                                 (IN THOUSANDS)     (OUNCE PER TON)    (IN THOUSANDS)
                                                -----------------  -----------------  -----------------
Oxide Mill Ore................................            638              0.392                250
                                                          ---              -----                ---
                                                          ---              -----                ---

    HISTORY

    Mining has been intermittent in the Rosebud district since the discovery of gold and silver in 1906. From 1908 to 1947, several mines in the district produced minor amounts of gold and silver. In the mid-1980s, Equinox Resources, Ltd. ("Equinox") of Vancouver, British Columbia and LAC Minerals (USA), Inc. ("LAC") staked claims throughout the Rosebud district and began surface exploration. Equinox and LAC continued exploration activities through a joint venture formed in 1990, which brought the project to a pre-feasibility stage. In 1993, Equinox purchased LAC's interest in the joint venture.

    In February 1993, an environmental assessment for underground exploration and test work was accepted by the BLM and Equinox collaborated with Hecla to design and develop an initial access decline into the Rosebud ore body. Hecla acquired Equinox in 1994 and became the sole owner of the property. In May 1996, Hecla agreed to enter into a 50/50 limited liability company with the Company for the development of the Rosebud Mine. The limited liability company agreement was finalized in September 1996.

    GEOLOGY

    The Rosebud deposit is a volcanic-hosted, epithermal gold-silver deposit situated in the north-trending Kamma Mountains of northwestern Nevada. The deposit occurs along the ring-fracture margin of an interpreted resurgent intrusive dome. Gold and silver mineralization is strongly controlled by both stratigraphy and structure; occuring as disseminated and stockworked zones in specific volcanic flow units, and localized along low-angle east-west fractures and high-angle northeast fractures.

    Gold and silver mineralization at the Rosebud deposit occurs as free-milling sulfide and are strongly associated with quartz, calcite, clays and iron-sulfide, predominantly marcasite. Major ore minerals include electrum, pyrargyrite, naumannite, argentite and native silver. The silver-to-gold ratio of the deposit is approximately 7:1.

    MINERAL RIGHTS (HELD BY THE LIMITED LIABILITY COMPANY AS OF DECEMBER 31,
     1996)

NATURE OF OWNERSHIP                                                                      ACRES
-------------------------------------------------------------------------------------  ---------
Patented mining claims owned.........................................................         60
Unpatented mining claims owned.......................................................     14,480
Unpatented mining claims controlled..................................................        960
Controlled by the limited liability company as lessee................................      1,723
                                                                                       ---------
  Total..............................................................................     17,223
                                                                                       ---------
                                                                                       ---------

    MINING AND PROCESSING

    The Rosebud Mine will be a conventional, mechanized underground mining operation. Mine access is via two declines. Mining will use a drift and fill method for nearly 80% of the production and the more efficient rib-pillar or blasthole stoping method will be used in the larger mineralized zones. Equipment includes 3.5 and 6 cubic yard units, 16- and 20-ton trucks, and a complete fleet of modern underground support vehicles. The mine has complete maintenance facilities and a backfill plant capable of supporting the planned mining rate of 750 tons per day. Mined ore will be stockpiled at the mine site and shipped to the Twin Creeks Mine for processing by contract haulers.

    DEVELOPMENT DRILLING

    The limited liability company plans an aggressive exploration and development drilling program on the Rosebud Mine property during 1997.

    ENVIRONMENTAL PROTECTION AND PERMITTING

    Hecla began permitting work related to the Rosebud Mine during 1994 and completed such work during 1996. All local permits for mine construction and operation have been obtained. Transportation of the ore from the Rosebud Mine to the Twin Creeks Mine for processing requires a modification to the BLM plan of operations and the completion of an environmental assessment. The request for modification of the plan of operations was submitted on October 15, 1996, and the BLM has initiated its review process. Certain modifications to the Twin Creeks Mine south mill facility will be required for the processing of ore from the Rosebud Mine. Such plant modifications will require air quality permit modifications and water pollution control permit modifications. Requests for approval of such permit modifications have been submitted and approval is anticipated late in the first quarter of 1997.

EXPLORATION AND DEVELOPMENT

    The Company usually conducts the exploration and development of mineral rights under its control directly, but also enters into joint venture arrangements for such purposes with other companies. The Company is engaged in exploration projects in the United States, Canada, Mexico, Brazil, Chile, Kazakstan, the Kyrgyz Republic, Ghana, Burkina Faso and Australia. Approximately 43% of the Company's exploration expenses occurred at projects in the United States during 1996.

    The Company maintains an exploration team of approximately 240 individuals, including geologists, land professionals and support staff, many of whom were involved in the discovery of the gold deposits at the Company's mines and at its development projects. The Company spent $32.9 million on exploration and $9.7 million on development drilling in 1996.

  UNITED STATES EXPLORATION

    GENERAL

    The focus of the Company's domestic exploration program is north-central Nevada, specifically the Carlin Trend, the Battle Mountain-Eureka Trend and the Rabbit Trend, each of which hosts large Carlin-type deposits that are amenable to open-pit mining. Exploration for other deposit types is also conducted if they are considered capable of hosting large, economic gold deposits. The Company believes that exploration and development activities at its existing mines, development projects, and advanced exploration projects represent the most likely source of increases in the Company's reserves over the short-term.

    The Company's private mineral rights holdings in north-central Nevada provide a long-term exploration position in these major gold trends. These private mineral rights holdings, which lie in a checkerboard pattern, allow the Company to observe and benefit from the exploration activities of others on the intervening lands.

    The Company participates in joint venture agreements with industry partners to conduct exploration on its mineral rights holdings. The Company typically has approximately 10 such joint venture agreements in effect at any given time, under which the Company's joint venture partners in the aggregate typically spend between $1 million and $3 million per year to explore the related properties. During 1996, the Company participated in 12 joint venture agreements pursuant to which $2.2 million was spent by partners. Joint venture agreements benefit the Company by obtaining outside funds for exploration of the Company's mineral rights and by giving the Company access to holdings of outside parties without the risk and cost of outright acquisition. The Company may be either the designated operator or an equity participant in a project under the terms of an individual joint venture agreement.

    DOMESTIC EXPLORATION

    ELKHORN, MONTANA. The Elkhorn project was acquired by the Company in the Exchange. The project is located approximately 30 miles south of Helena, Montana, on the western slope of the Elkhorn Mountains adjacent to the abandoned town of Elkhorn, in Jefferson County, Montana. Gold-bearing mineralization was discovered at the Elkhorn project by Gold Fields in 1984. As of December 31, 1996, drilling performed by the Company has indicated approximately 12 million tons of gold mineralization at an average grade of 0.10 ounce per ton. Work conducted to date indicates that mineralized material is present in at least five separate areas at the Elkhorn project. This mineralization is mostly sulfide in character, but does not appear to be refractory. The Company is assessing appropriate alternatives for the Elkhorn project including joint venture, trade or sale. As of December 31, 1996, the carrying value of the Elkhorn property was $11.4 million.

    GOLDEN EAGLE, WASHINGTON. The Company entered into the Golden Eagle joint venture with Hecla in August 1995. The Golden Eagle project includes all lands controlled by Hecla in the Republic district in northeastern Washington which total approximately 5,318 acres of mostly private land. The Company owns a 75% interest in the core properties and has an option to acquire a 75% interest in the remaining property by completing a feasibility study within 6 years. As of December 31, 1996, 9.1 million tons of mineralized material at an average grade of 0.082 had been identified. Economic and technical analyses indicate that either gold price improvement or reduction in operating or capital costs are required to warrant a positive development decision. As of December 31, 1996, the carrying value of the Golden Eagle property was $2.5 million.

    FOREIGN EXPLORATION

    The Company believes that a number of areas outside the United States until recently have not been open to large-scale exploration for gold using modern exploration techniques for political or other reasons and thus may present attractive opportunities for such exploration. Foreign mineral exploration involves all of the risks associated with domestic exploration plus additional risks associated with foreign political and economic factors. The Company monitors political and economic developments in the countries where it is planning exploration and attempts to conduct exploration in the most stable and favorable countries. However, there can be no assurance that any of the foreign prospects will result in a viable gold-producing operation, that any of the mineralization identified to date will ultimately result in an increase in the Company's reserves or that exploration or future mining operations, if any, will not be adversely affected by foreign political or economic events.

    In connection with its foreign exploration program, the Company has acquired control, in its own name or through joint venture agreements, of approximately 12,500,000 acres of mineral rights in nine foreign countries, including approximately 7,500,000 acres in Kazakstan, approximately 1,247,000 acres in the Kyrgyz Republic, approximately 1,858,000 acres in Ghana, approximately 969,000 acres in Burkina Faso, approximately 459,000 acres in Brazil, approximately 256,000 acres in Australia, approximately 121,000 acres in Mexico, approximately 81,000 acres in Chile and approximately 9,000 acres in Canada.

    GURUPI PROJECT, BRAZIL. In February 1995, the Company entered into a joint venture with TVX Gold, Inc. for the exploration and potential development of the Gurupi Project in the state of Maranhao, Brazil. The Company has a 50% interest in the project, subject to certain payments to land holders. Exploration activities were conducted during 1995 and 1996 and as of December 31, 1996, 35.4 million tons of mineralized material at an average grade of 0.034 ounce per ton had been identified. The Company plans to continue the aggressive drilling program and to initiate a feasibility study in 1997.

    SHARALTYN PROJECT, KAZAKSTAN. In April 1995, the Company was issued an exploration and mining license for the Sharaltyn Joint Venture by the Republic of Kazakstan. Initially the project was held in a joint venture, between the Company and two state-owned entities and in which the Company had a 50% interest, initially controlling an area of 7.5 million acres in northeast Kazakstan. On February 10, 1997, the Company entered into an agreement to acquire the carried 50% interest in the joint venture for $3.05 million. The acquisition will become final upon registration with the Republic of Kazakstan's ministry of Justice, which is anticipated in March 1997. Drilling during 1996 has produced encouraging results, including a large area of gold mineralization at the Jaima II prospect and an apparent shallow dipping oxide zone in the Dymovsky prospect. Further drilling is planned for 1997.

    SOLTON SARY JOINT VENTURE, KYRGYZ REPUBLIC. In February 1996, the Company entered into a joint venture agreement with Kyrgyzaltyn, a state-owned mining company of the Kyrgyz Republic, for the exploration and potential development of the Solton Sary project in north-central Kyrgyzstan. The Company can earn a 50% interest in the project by spending $2.5 million in exploration expenses over four years. The Company will receive 50% of the cash flow from the first mine developed until Kyrgyzaltyn recovers its contribution which has been established at approximately $10 million. After Kyrgyzaltyn recovers its contribution, the Company will receive 90% of the cash flow from any mine which might be developed until it has recovered its capital investment. Cash flow will be divided equally subsequent to investment recovery by the Company. Drilling was conducted in 1996 in two profiles with encouraging results. Further drilling is planned for 1997.

  DOMESTIC MINERAL RIGHTS

    The Company controls over 6.4 million acres of private mineral rights in the states of Arizona, California, Colorado, Kansas, Montana, Nevada, New Mexico and Utah, of which over 1.5 million acres are in north-central Nevada, an area of extensive gold mining activity. The Company also controls approximately 180,000 acres of mineral rights through unpatented mining claims on lands owned by the United States.

    CONTROLLED MINERAL RIGHTS

    Approximately 1,259,421 acres of the private mineral rights controlled by the Company involve land on which the surface estate has been severed from the mineral estate and parties unrelated to the Company own the surface estate. In addition, lands where the Company owns both the mineral estate and the surface estate account for approximately 245,158 acres of the private mineral rights controlled by the Company.

    The Company controls mineral rights with respect to approximately 4,785,028 acres owned by other private entities, by state or tribal governments and by persons who have located unpatented mining claims on lands owned by the United States through a variety of mineral leases and licenses. Such mineral leases and licenses permit the Company to conduct exploration, development and mining for a specified term and typically require the payment of rent and royalties to the lessor.

    Included in the mineral rights the Company controls as lessee under mineral leases are approximately 3,270,449 acres owned by Santa Fe Pacific Railroad Company, a wholly-owned subsidiary of SFP ("SFP Railroad") and leased to the Company under two minerals leases ("Minerals Leases"). Under the Minerals Leases, the Company controls the hard-rock minerals in all of SFP Railroad's holdings which are located in Arizona, New Mexico, Nevada and Utah consisting of approximately 3,119,215 acres of severed mineral estates and 151,234 acres of surface and mineral estates. The Minerals Leases each have a term through December 31, 2086, and for so long thereafter as minerals are being produced in commercial quantities from any part of the leased premises. Each of the Minerals Leases obligates the Company to pay a production royalty of 2 % net smelter returns on the minerals produced by the Company from the leased premises and to administer all deeds, leases, contracts, licenses, subleases and other arrangements with third parties with respect to the leased premises in return for which the Company may receive the benefit of one-half of the revenues received from such third parties. SFP Railroad has entered into an installment sales agreement covering approximately 151,000 acres of surface and mineral estates in Arizona. Consummation of the sales would terminate the Company's ability to lease the mineral rights sold.

    The Company also controls lands under an agreement with Catellus Development Corporation, a former affiliate of the Company ("Catellus"), and another agreement with The Atchison, Topeka and Santa Fe Railway Company, a wholly-owned subsidiary of SFP ("Santa Fe Railway"), with respect to certain lands in California and Utah and with Nevada Land & Resources Company ("NL&RC"), a successor to Santa Fe Railway with respect to certain lands in Nevada. Under these agreements, the Company has the exclusive right to conduct exploration activities and to acquire mineral leases at its option on approximately 409,369 acres of private mineral rights in California, Nevada and Utah. The agreement with Catellus covers approximately 23,428 acres in California and expires on December 31, 2014. The agreement with Santa Fe Railway covers approximately 1,133 acres in California and 32,242 acres in Utah, and has an initial term through December 31, 2015, after which the Company may elect up to two extensions of 25 years each. The agreement with NL&RC covers approximately 349,788 acres in Nevada. These agreements each contain a mechanism for extinguishing the agreement as to lands which the owner wishes to sell to a bona fide purchaser and which the Company elects not to acquire by exercising a right of first refusal. The Company has not yet exercised its right to purchase lands under these provisions.

    Unpatented mining claims that are owned and have been located by the Company (or located by others and acquired by the Company) under the federal General Mining Law of 1872 ("Mining Law") on lands owned by the United States account for approximately 180,000 acres of the federal mineral rights controlled by the Company. The Company is involved in two actions in which it is seeking to compel the issuance of first-half final certificates and patents. (See "Item 3. Legal Proceedings".)

    Under the complex body of federal and state statutory and decisional law applicable to unpatented mining claims, requirements for the location of a valid unpatented mining claim depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a monument and posting thereon a location notice, marking the boundaries of the unpatented mining claim and filing a certificate of location with the county in which the claim is located. If the statutes and regulations for the location of an unpatented mining claim are complied with, the claimant obtains a valid possessory right to the contained minerals. To preserve an otherwise valid unpatented mining claim, a claimant also must make certain additional filings with the county and the BLM and pay an annual fee required by the United States. Failure to pay the fee or make the required filings may render the unpatented mining claim void or voidable.

    Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and therefore it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of an unpatented mining claim.

    COMMITTED MINERAL RIGHTS

    As an adjunct to its principal business of exploring for and producing gold, the Company leases portions of its domestic mineral rights holdings to unrelated parties. The leased portions are generally areas which are not considered to be attractive sites for exploration by the Company's geologists or are attractive for minerals other than gold. However, there may be leases on some sites which predate the Company's acquisition of the mineral rights involved. While the leases remain in effect, the Company cannot explore or develop the mineral rights subject to each lease but retains an economic interest in the form of rents and royalties from the leases.

    The Company's 1996 revenue for rentals and royalties totaled $6.0 million, of which $4.6 million represented royalties on gold produced by Newmont Gold Company, a subsidiary of Newmont, from the Gold Quarry Mine, located in Carlin, Nevada, the largest gold mine in North America. As of December 31, 1996, the Company was lessor of approximately 70,000 acres of mineral rights, approximately 57,000 acres of which the Company held by virtue of mineral leases from SFP Railroad, Catellus, Santa Fe Railway or NL&RC and subleased to third parties.

    ACCESS TO MINERAL RIGHTS

    Many of the private mineral rights controlled by the Company are arranged in a checkerboard pattern of surveyed sections due to their origin in railroad land grants to the Company's predecessors in title. The preponderance of the severed mineral estates controlled by the Company do not have public or negotiated access, which the Company would need to conduct exploration, development or mining on the mineral rights under the severed mineral estates. Where existing public or negotiated private access routes do not cross or touch individual sections, access is not assured for the personnel and equipment necessary for exploration and mining activities. The Company has been successful in obtaining necessary access for most of its activities and has not to date suffered exclusion from any area of perceived high gold potential. At each of its mines the Company has rights to use and occupy the surface both inside and outside the Mine Area sufficient for the Company to conduct the operations on the mineral rights controlled by the Company. Federal agencies regulate the access to unpatented mining claims not located on established access routes. The Company has succeeded in obtaining necessary access to all of its material projects from these agencies. However, there is no assurance that the Company will be able to negotiate satisfactory access to all of its mineral rights.

REGULATIONS AND ENVIRONMENTAL-PROTECTION MATTERS

  GENERAL

    The Company is subject to extensive federal, state and local government laws and regulations governing, among other things, mining and exploration operations, discharge of materials into the environment, disturbance of land, reclamation of disturbed lands, threatened or endangered species and other environmental matters. Generally, compliance with these laws and regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition or results of operations. The Company must also comply with mining, environmental-protection and other laws of the foreign countries in which it is currently conducting exploration activities to the extent such laws have been developed.

    The Company believes that, except as described herein, it is in compliance in all material respects with current applicable federal, state and local laws and regulations. However, compliance with existing and future laws and regulations may require additional environmental-protection measures and expenditures which cannot be estimated at this time. Compliance requirements for new mines and mills may require substantial additional environmental-protection measures and expenditures that could materially affect proposed permitting and construction schedules for such facilities. Under certain circumstances, facility construction, modification or expansion may be delayed pending regulatory approval. The cost of complying with existing and future laws and regulations may render currently operating or future properties less profitable and could adversely affect the level of the Company's reserves.

  POSSIBLE REFORM OF THE MINING LAW

    Reform of the General Mining Law of 1872 ("Mining Law") has been an issue of intense debate in recent sessions of Congress, but despite the efforts of the U.S. hardrock mining industry, including those of the Company, the hoped-for reform of the Mining Law did not happen in 1996. While possible revision of the Mining Law could occur in the 105th Congress, the Company cannot predict when or if it will occur, or whether legislation that is enacted will exempt or otherwise "grandfather" existing mining operations or unpatented mining claims for which first-half final certificates have been obtained from the imposition of any or all of the revisions. Thus, because of the uncertainty surrounding passage of needed legislative reform, the Company cannot predict the actual effect which such legislation may have on the Company's results of operations or financial condition, or on its ability to conduct exploration and mine development activities on federal lands of the U.S. on a timely basis. Currently, approximately 71% of the Company's reserves as of December 31, 1996, are located on private mineral rights, approximately 25% are on unpatented mining claims on federal lands with first-half final certificates, and approximately 4% are on unpatented mining claims on federal lands without first half final certificates.

  ENVIRONMENTAL-PROTECTION LAWS

    The Company is required to comply with federal environmental-protection laws and with implementing regulations adopted by the Environmental Protection Agency ("EPA"), the USFS, the BLM, the USFWS, the United States Army Corps of Engineers and other agencies. In each state in which the Company operates, various federal, state and local agencies enforce extensive laws and regulations which address the environmental impacts of mining and mineral processing, including the potential for contamination of soil, water and air from various discharges or wastes generated in the normal course of mining activities. In particular, the Clean Air Act, the Clean Water Act, the Endangered Species Act, and the National Environmental Policy Act, among other laws and regulations, require analyses and/or impose effluent standards, new source performance standards, air quality and emission standards and other design or operational requirements upon various aspects of gold exploration, development, mining and processing.

    CLEAN AIR ACT The principal areas of concern to the Company under the Clean Air Act are dust and particulate emissions from mining and processing, and exhaust emissions from mining and processing equipment and furnaces. At a minimum, the federal program added by the 1990 amendments to the Clean

Air Act will require additional operating permits at certain existing facilities and may require additional facility monitoring and additional air pollution control equipment.

    CLEAN WATER ACT The Clean Water Act is one of the principal federal environmental-protection laws affecting mining operations. The Clean Water Act sets effluent limitations on waste water discharges and establishes the NPDES, which permits limited discharges from point sources, including certain mine facilities, into waters of the United States. Permits with strict effluent limitations are often issued for discharges from mine dewatering, ore-processing, maintenance and heap leaching operations, tailings ponds, and acid mine drainage. Clean Water Act permits are also required for the dredging and filling or excavation of all waters of the United States and wetlands (which are broadly defined under federal law) and for certain stormwater discharges where runoff comes into contact with overburden. The Company has obtained the required NPDES, dredge, fill and stormwater permits for its mines and has either received or applied for the required excavation permits.

    ENDANGERED SPECIES ACT The Mesquite Mine in California is directly affected by the Endangered Species Act through the listing of the desert tortoise as a threatened species. However, the Company believes that listing will not have a material adverse effect on the operation of the Mesquite Mine. The operating permits for the Mesquite Mine impose a life-of-mine limit on the number of desert tortoises the Company may "take" at the Mesquite Mine. The Endangered Species Act defines "take" to mean harass, harm, pursue, hunt, shoot, wound, trap, capture or collect or to attempt to do any of the foregoing. The maximum number of "takes" allocated to the Company is 37. As of December 31, 1996, 21 takes had occurred, all in the form of relocating desert tortoises to an appropriate site away from the mining operations. Mortalities of desert tortoises are limited to five, and none has occurred. Exceeding the limits for takes or mortalities would subject the Company to a reconsultation with the USFWS under Section 7 of the Endangered Species Act. This process could potentially delay operations at the Mesquite Mine, require additional desert tortoise mitigation efforts such as monetary contributions or land exchanges, or result in premature closure of the Mesquite Mine. Company personnel have received training to avoid takes and mortalities and other efforts have been made to protect the habitat of the desert tortoise at the Mesquite Mine, such as speed limits on the mine roads, fencing to deny desert tortoises access to the Mine Area, and undisturbed habitat donated to the BLM by the Company.

    NATIONAL ENVIRONMENTAL POLICY ACT The National Environmental Policy Act ("NEPA") requires all agencies to consider the impact on the human environment of major federal actions within the meaning of NEPA. The Company's exploration and mining activities often involve federal lands or federal permits or both, which in turn, may trigger what are deemed under NEPA to be major federal actions. NEPA requires that major federal actions be reviewed in an EIS prepared by or under the direction of a federal agency, if the major federal actions have the potential to affect significantly the quality of the human environment. Preparation of an EIS can delay the federal action being reviewed and the Company's activity which depends on that action. The Company has no control over the EIS preparation or review, and delays resulting from EIS preparation or review are uncertain risks to the completion of any activity subject to the EIS requirement.

    ENVIRONMENTAL-PROTECTION LAW COMPLIANCE The Company has developed and implemented an environmental-protection compliance system consisting of compliance manuals and training programs for each mine which detail, in a checklist format, permit, monitoring and reporting requirements applicable to day-to-day operations. Monthly compliance reports are reviewed by management of the Company and action is taken where appropriate. The Company conducts internal environmental-protection audits on at least an annual basis for all mines. The audit team is augmented by representatives of third-party consultants who not only act as team members but also provide an external evaluation of audit procedures.

    It is also the Company's policy, prior to acquisitions, to conduct environmental risk assessments to evaluate potential environmental liabilities that may be associated with such acquisitions. These assessments are distributed to appropriate department managers to be used in final acquisition decisions and risk analyses.

    The Company believes that, except as described herein, it complies in all material respects with applicable environmental-protection laws and regulations. The Company has received what it believes to be minor citations for violations with respect to its operations and mineral rights holdings. Each of those citations has been resolved to the satisfaction of the applicable regulatory authorities. As of December 31, 1996 there were no outstanding citations. The Company's compliance program involves designing and constructing all facilities to meet standards required by applicable environmental-protection laws and regulations, and a significant but not readily quantifiable portion of the capital cost of each facility is devoted to compliance features. The Company is not aware of any conditions on its properties which are likely to require remedial expenditures for compliance which are likely to be material to the financial condition or results of operations of the Company.

PERMITTING AND RECLAMATION

    The Trenton Canyon Mine, and all future exploration and development projects require or will require a variety of governmental permits. Although the Company believes the permits for these projects can be obtained in a timely manner, the applicable permitting procedures are complex, time-consuming and subject to potential regulatory delay, including delays resulting from various applicable public comment and protest procedures or litigation. The Company does not believe that existing permitting requirements or other environmental-protection laws and regulations will have a material adverse effect on its financial condition or results of operations. However, the Company cannot be certain that future changes in laws and regulations would not result in significant additional expense, capital expenditures, restrictions or delays associated with the development and operation of the Company's properties. In addition, the Company cannot predict whether it will be able to renew its existing permits or whether material changes in existing permit conditions will be imposed. Non-renewal of existing permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition or results of operations.

    The State of Nevada adopted the Mined Land Reclamation Act in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations pursuant to which reclamation plans have been prepared and financial assurances established for existing facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Company has received approved reclamation plans for the Twin Creeks Mine, the Lone Tree Mine, Trenton Canyon Mine, and the Mule Canyon Mine, as existing mining facilities. Reclamation plans and permits are also required for exploration projects that will result in more than five acres of surface disturbance.

    The New Mexico Mining Act is a reclamation statute applicable to most existing hard-rock and precious metals mines, as well as to future exploration and mining projects, in New Mexico. The act applies to certain closed uranium mines, including several located on lands in which the Company owns the mineral rights or other real property interests. The act requires, among other things, closure and reclamation of all mines and exploration projects to which it applies. The closure and reclamation obligations associated with mining operations are imposed upon the operator or owner of the mining operation. The act is subject to interpretation as to whether the underlying mineral owner has any potential obligation to comply with the act where the minerals were leased to an operator and a royalty on production was retained. The Company or its predecessors in interest leased their mineral rights in uranium to several operators beginning in the 1950s, and production of uranium occurred on several of the tracts. Although past reclamation efforts have been undertaken on many of those closed uranium mines, it is presently unclear whether any further reclamation activities will be required at the closed uranium mines pursuant to the act and implementing regulations. The relevant lease agreements generally allocated to the operator the obligation to conduct operations in accordance with applicable mining laws and to indemnify the lessor for any expenses, claims, demands or liabilities resulting from operations conducted on the properties prior to termination of the leases. Thus, if the Company were subject to liability under the act for any reclamation expenses or liabilities for unreclaimed uranium properties, the Company believes it would likely, in most instances, have contractual claims against the operator. Whether or not the Company were to succeed in its contractual claims against operators, the Company does not believe the potential liability for reclamation under the act would have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

    As of December 31, 1996, the Company employed approximately 2,000 people, none of whom was represented by a union or other collective bargaining agent. Employees conduct most of the functions of the Company, although consultants and contractors in the fields of geology, engineering, hydrology, drilling, law, insurance, human resources planning and legislative liaison provide significant services necessary for the functioning of the Company. The Company believes its employee relations are satisfactory.

                        GLOSSARY OF CERTAIN MINING TERMS

    ADVANCED EXPLORATION PROJECT: a gold prospect that has yielded sufficient indications of gold mineralization after initial drilling to justify more definitive drilling, metallurgical test work and engineering and economic studies to quantify project economics

    AGGLOMERATION: the process used to improve the solution percolation of fine-or clay-type ores being treated in heap leaching. By mixing the ore with lime, cement and/or liquid, the fine particles adhere to larger particles, thereby distributing the fine particles more uniformly through the leached material to enhance percolation of leach solution in the heap leach.

    AUTOCLAVE: a multi-compartment, mechanically-agitated pressure vessel used to oxidize the sulfide minerals contained in gold ores. Gold ore slurry is introduced into the autoclave under high pressure and temperature and chemically reacts with oxygen being sparged into the vessel, thus oxidizing the sulfide to sulfate and preparing the contained gold to be leached with cyanide in subsequent steps. Autoclaves for gold processing typically operate at pressures ranging from 230 to 450 pounds per square inch, and at temperatures ranging from 180 DEG. C to 250 DEG. C.

    BALL MILL: a large rotating cylinder used for grinding ore with metal balls as the grinding medium

    BENCH: the horizontal floor along which mining progresses in a pit. As the pit progresses to lower levels, safety benches are left in the walls to catch any rock falling from above.

    CARBON-IN-LEACH (CIL): a process similar to carbon-in-pulp (CIP) except that the ore slurries are not leached with cyanide prior to carbon loading. Instead, the leaching and carbon loading occur simultaneously.

    CARBON-IN-PULP (CIP): a common process used to extract gold from cyanide leach slurries. The process consists of carbon granules suspended in the slurry and flowing counter-current to the process slurry in multiple-staged agitated tanks. The process slurry, which has been leached with cyanide prior to the CIP process, contains solubilized gold. The solubilized gold adsorbs onto the carbon granules which are subsequently separated from the slurry by screening. The gold is then recovered from the carbon by further processing.

    CARLIN-TYPE DEPOSIT: gold mineralization disseminated throughout the host rock in microscopic particles which must be identified by chemical analysis

    DEVELOPMENT: activities related to a mineral deposit commencing at the point commercial reserves can reasonably be estimated to exist and generally continuing until commercial production begins

    DORE: unrefined gold consisting of 60% to 90% gold which will be further refined to almost pure gold by a smelter or refinery

    DRIFT AND FILL: an underground mining method which involves excavating a stope, then filling it with backfill material to provide support

    ELECTRO-WINNING: the process of removal of gold from solution by the action of electric currents

    EXPLORATION: activities associated with ascertaining the existence, location, extent or quality of a mineral deposit

    FABRICATED GOLD: gold on which work has been performed to turn it into some product, such as jewelry, which differs from a pure investment product, such as a gold bullion bar

    FIRE ASSAY: a standard method of determining the ore grade by heating a sample of ore in a small cup made of bone ash which absorbs any base metals, leaving the gold behind as a small button. Gold content as a percentage equals the weight of the gold button divided by the weight of the original ore sample.

    FIRST-HALF FINAL CERTIFICATE: a certificate issued by the BLM when the mining claim purchase price has been paid and the BLM has determined that the proper proofs of patent application have been filed. The issuance of the first-half final certificate (i) confirms equitable title is vested in the applicant, subject to the confirmation of a discovery of a valuable mineral deposit by a mineral examiner; (ii) certifies that the applicant has satisfactorily complied with all of the "paperwork" requirements of the Mining Law (title, proofs, posting requirements, purchase money); (iii) eliminates the need for performance of assessment work and the related filings required by the county and BLM; (iv) segregates the land from all further entry under the public land and mineral laws as of the date of acceptance of the purchase money; and (v) establishes the date upon which discovery of a valuable mineral deposit must be demonstrated.

    FLOTATION: a process by which valuable minerals selectively attach to air bubbles in a chemical solution and are thus concentrated and separated from the valueless rock or mineral material in the ore

    MINE AREA: that portion of the land area encompassing the Twin Creeks Mine, the Lone Tree Complex or the Mesquite Mine on which the respective mining operations are conducted and reserves associated with that mine are located

    MINERALIZATION:  the presence of a target mineral in a mass of host rock

    NET SMELTER RETURNS: the value received for a mineral after refining, less the cost of transporting the mineral to the refinery and the cost of refining

    ORE: a mixture of valuable and worthless minerals from which at least one of the minerals can be mined and processed at an economic profit

    ORE GRADE: the average amount of gold, expressed in ounces, contained in a short ton (2,000 pounds Avoirdupois) of gold-bearing ore

    OUNCES:  Troy ounces of 31.103 grams or 1.097 Avoirdupois ounces

    OVERBURDEN: the alluvium and rock that must be removed in order to expose an ore deposit

    OXIDE ORE: gold ore that has been subjected to oxidation through natural weathering and surface water percolation to the extent that the minerals are readily treatable by standard processes

    PRESSURE OXIDATION: the process that occurs in the autoclave, wherein the sulfide minerals are oxidized to sulfate compounds under high pressure and temperature

    RECLAMATION: the process of restoring mined land to a condition established by applicable law; reclamation standards vary widely, but usually address ground and surface water, topsoil, final slope gradients, overburden and revegetation

    REFRACTORY ORE: an ore which requires additional steps in the milling process to oxidize the ore, usually involving heat and/or pressure, in order to recover the gold contained in the ore

    REVERSE-CIRCULATION DRILLING: a process that uses a drill with a dual-wall pipe through which compressed air travels down the outside channel, returning the bit-cut chips up the interior channel for sampling

    SEMI-AUTOGENOUS-GRINDING (SAG) MILL: a piece of machinery used to crush and grind ore with a rotating cylindrical drum containing steel impact balls. The ore is fed continuously into the mill along with water, and, as the mill rotates, the ore and steel balls are lifted up the side of the drum and fall back to the bottom of the drum. This lifting and falling action causes impact of the ore and steel balls onto ore, thus breaking and grinding ore into finer particle sizes.

    STOPE:  the working area in an underground mine from which ore is extracted

    SULFIDE ORE: ore characterized by the inclusion of metal in the crystal structure of a sulfide mineral, which is often refractory

    TAILINGS: finely ground rock from which valuable minerals have been extracted by milling

    TRANSITION ORE:  refractory ore that is partially oxidized

    TREND: the arrangement of a group of ore deposits occurring in a linear pattern

ITEM 3. LEGAL PROCEEDINGS

    On July 19, 1994, the Company filed three separate actions in two United States District Courts against the United States Department of the Interior ("Interior") and the Secretary of the Interior ("Secretary") in connection with the issuance to the Company of first-half final certificates and patents under the Mining Law for unpatented mining claims held by the Company.

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

    On a motion for summary judgment by the Company in one of the Nevada actions, the judge denied the motion without prejudice and allowed the company to proceed with discovery. However, the judge indicated that he would reconsider the Company's motion for summary judgment if first-half final certificates were not issued by April 1, 1995. Subsequently, the first-half final certificates involved in the case were issued. Nevertheless, Interior and the Secretary have moved to dismiss the Company's action on the basis of the holding of another judge in the United States District Court for the District of Nevada. On March 18, 1996, the District Court judge denied the Secretary's and Interior's motion. The Company was granted permission to file another motion for summary judgment in its favor and that motion has been decided adversely to the Company.

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

    Settlement negotiations with the Secretary and Interior have been initiated by the Company.

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

    On December 6, 1996, a Company stockholder filed a shareholder's class action complaint (MCKEWON V. BATCHELDER, C.A. No. 15406) against the Company and the Company's Board of Directors (collectively, "Defendants") in the Court of Chancery of the State of Delaware ("Court of Chancery"). The same day, two other Company stockholders filed two separate, but similar, class action complaints against the Company and the Company's Board of Directors in the Court of Chancery, and on December 9, 1996, three more Company stockholders (collectively with the three previously mentioned stockholder, the "Plaintiffs") filed three additional separate, but similar, class action complaints against the Company and the Company's Board of Directors in the Court of Chancery (STEINER V. JAMES, C.A. No. 15407; ARTHUR V. BATCHELDER, C.A. No. 15409; FIELDEN V. JAMES, C.A. No. 15411; BRONZAFT V. JAMES, C. A. No. 15412; and BURT V. JAMES, C.A. No. 15413). To date, the Defendants have been served only with the MCKEWON complaint.

    On January 6, 1997, the Defendants moved to dismiss the MCKEWON complaint and also moved to stay discovery pending resolution of the motion to dismiss. On January 7, 1997, the Plaintiffs informed the Defendants that there was no need to comply with the Plaintiffs' First Request For Production Of Documents filed on December 31, 1996. On January 22, 1997, the Court of Chancery entered an order consolidating the six actions into one action captioned IN RE SANTA FE PACIFIC GOLD CORPORATION SHAREHOLDERS LITIGATION, Cons. C.A. No. 15406. The Order of Consolidation states that papers need only be filed in Civil Action No. 15406 (MCKEWON) and that the Plaintiffs shall file a consolidated amended complaint as soon as practicable.

    The MCKEWON complaint alleges, among other things, that the members of the Company's Board of Directors breached their fiduciary duties to the Company stockholders by failing to fully consider the Newmont proposal made on December 5, 1996, The other complaints filed on December 6, 1996 and December 9, 1996, make similar allegations. The FIELDEN and BURT complaints also allege that the members of the Company's Board of Directors approved the Homestake transaction to ensure that certain of the Defendants would retain their positions. The MCKEWON action seeks, among other things, to have the Court order the Defendants to take various actions to cooperate with any entity or person interested in proposing a transaction with the Company and to act to maximize shareholder value, and seeks unspecified damages.

    The Company intends to defend against the Plaintiffs' allegations.

    The Company is not a party to any litigation or administrative proceeding that the Company believes would have a material adverse effect on its results of operations or financial condition and is not aware of any threat of such litigation or proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of the Company, par value $0.01 ("Common Stock"), is listed on the New York Stock Exchange and first became available for public trading upon effectiveness of the initial public offering of the Common Stock on June 16, 1994. The high and low sales prices for the Common Stock on the New York Stock Exchange were as follows:

                                                                                     1996                  1995
                                                                             --------------------  --------------------
                                                                               HIGH        LOW       HIGH        LOW
                                                                             ---------  ---------  ---------  ---------
First Quarter..............................................................  $  18 1/4  $  12 1/8  $  12 7/8        $ 9
Second Quarter.............................................................  $  17 1/8  $  13 1/8        $14  $  11 5/8
Third Quarter..............................................................        $15  $  12 1/4  $  13 3/4  $  11 7/8
Fourth Quarter.............................................................        $17  $  10 3/4  $  13 1/8  $   9 3/4

    The Company paid a dividend of $0.05 per share of Common Stock in June 1996 and 1995. The Company's dividend policy is reviewed periodically by the Board of Directors. Declaration and payment of cash dividends will depend upon the assessment of the Board of Directors of the Company's financial condition, earnings and funds from operations, the level of its capital and exploration expenditures, its future business prospects and such other matters as the Board of Directors deems relevant. Accordingly, there can be no assurance that dividends will actually be paid in future periods.

    On January 26, 1995, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right ("Right" or "Rights") to stockholders of record as of February 13, 1995, for each outstanding share of Common Stock. Each Right will entitle the holder thereof, upon the occurrence of certain events, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01, at a price of $50, subject to adjustment ("Purchase Price"). Until the occurrence of certain specified events, the Rights will be evidenced only by the Common Stock certificates (and the Summary of Stockholder Rights Plan distributed to stockholders) and will not be transferable separately from the Common Stock. The terms and provisions of the Rights are set forth in the Rights Agreement entered into between the Company and Harris Trust and Savings Bank, as Rights Agent, which agreement is incorporated as an Exhibit hereto by reference.

    In the event that any person (other than the Company, its affiliates or any person receiving newly-issued shares of Common Stock directly from the Company) acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the then outstanding Common Stock ("Acquiring Person"), each holder of a Right (other than such Acquiring Person) will thereafter have the right to receive, upon exercise at the then current Purchase Price, Common Stock having a value equal to two times the Purchase Price. In the event that the Company is merged into another corporation or 50% or more of the Company's assets or earning power are sold, each holder of a Right will thereafter have the right to receive, upon exercise at the then current Purchase Price, common stock of the acquiring or surviving corporation having a value equal to two times the Purchase Price. The Rights may be redeemed by the Company for $0.01 per Right, payable in cash, stock or other consideration, at any time prior to the date that a person becomes an Acquiring Person. The Rights are subject to exchange in certain events. The Rights, if not previously exercised, redeemed or exchanged, will expire on February 13, 2005.

    Since the Rights Agreement has been amended to provide that Newmont is not an Acquiring Person, a distribution of Rights certificates under the Rights plan is not contemplated at this time.

    As of March 17, 1997, there were approximately 48,000 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA
              (IN THOUSANDS, EXCEPT PER SHARE AND PER OUNCE DATA)

          YEAR ENDED DECEMBER 31                 1996          1995          1994          1993          1992
-------------------------------------------  ------------  ------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA(1)
Gold sales.................................  $    337,211  $    345,421  $    370,175  $    228,744  $    116,400
Total operating revenue....................       343,189       350,374       375,604       233,688       118,653
Operating expenses.........................       180,847       166,989       169,655       104,372        46,266
Depreciation, depletion and amortization...        64,834        67,451        75,726        43,150        18,142
Exploration and development(2).............        32,907        35,229        32,377        23,664        20,030
General and administrative expenses........        16,420        16,636        14,365        10,948         6,447
Operating income...........................        42,814        64,069        83,481        51,554        27,768
Interest expense...........................        14,632        10,684         8,765        11,754        15,723
Income from continuing operations (net of
  income taxes)............................        21,068        39,812        56,701        27,668        14,678
Income from continuing operations per
  common share(3)..........................          0.16          0.30          0.46          0.25          0.13
Net income(4)..............................        21,068        39,812        56,701       169,660        47,392
Income per common share(3).................          0.16          0.30          0.46          1.51          0.42
CASH FLOW DATA(1)
Net cash provided by operating
  activities...............................  $     65,207  $    105,016  $    134,654  $     69,149  $     24,327
Net cash used for investing activities(5)..       307,770       201,902        94,975       101,812        64,499
Net cash provided by (used for) financing
  activities(6)............................       248,083        98,579       (11,580)       24,197       (24,952)
Cash dividends per common share(8).........          0.05          0.05           N/A           N/A           N/A
BALANCE SHEET DATA at year end
Cash and cash equivalents..................  $     41,372  $     35,852  $     34,159  $     26,060  $     37,193
Property, plant and equipment, net(5)......       927,441       754,558       679,037       687,686       237,511
Total assets...............................     1,300,029     1,018,168       857,639       832,552       476,344
Gold loans(7)..............................            --            --            --       149,296       162,204
Long-term debt(7)..........................       454,866       199,861        90,000       200,000       144,420
Shareholders' equity(9)....................       570,038       555,057       521,505       228,129        75,799
OPERATING DATA(1)
Total ounces produced......................           852           846           936           611           296
Total ounces sold..........................           820           852           930           591           295
Average realized price (per ounce).........  $        411  $        406  $        398  $        387  $        394
Average spot price(10) (per ounce).........  $        388  $        384  $        384  $        360  $        344
Cash costs of production (per ounce)(11)...  $        215  $        194  $        182  $        166  $        162
Noncash costs of production (per
  ounce)(11)...............................            82            82            84            77            60
Total costs of production (per ounce)......  $        297  $        276  $        266  $        243  $        222

------------------------

1 Reflects acquisition of the Chimney Creek Mine and the Mesquite Mine in an asset exchange as of June 25, 1993 and the commencement of refractory ore processing at the Lone Tree Mine in February 1994.

2   Excludes development expenditures which have been capitalized.

3 Per share data for the years 1992 and 1993 are based on 112.2 million shares, which represented shares previously owned by SFP, after giving effect to a 1.122 million-for-1 stock split, which was declared on February 22, 1994.

4 Net income in 1993 includes $142.0 million ($1.26 per share) from discontinued operations, including a $117.2 million ($1.04 per share) noncash gain on an asset exchange; 1992 net income includes $34.4 million ($0.31 per share) from discontinued operations, $0.3 million gain on early retirement of debt and $2.0 million expense for the cumulative effect of a change in accounting for postretirement benefits.

5 Increase in 1993 attributable to assets acquired in an asset exchange; increases in 1995 and 1996 primarily related to capital expansion projects at the Twin Creeks Mine and the Lone Tree Complex as well as increases in deferred mining costs due to the timing of mining activities in relation to the production of gold.

6 Net cash used in 1992 related primarily to net principal payments on borrowings and gold loans and dividends paid to SFP, whereas 1993 net cash provided is related primarily to the net $54 million borrowings to finance the Lone Tree sulfide expansion project. Net cash used in 1994 is attributable to principal payments on borrowings and gold loans and dividends to SFP, partially offset by net proceeds from the Company's initial public offering. 1995 and 1996 net cash provided primarily attributable to the Company's issuance of $200 million of 8.375% senior debentures in July 1995 and $255,000 proceeds from borrowings in 1996, which were used for various capital expansion projects at the Twin Creeks Mine and the Lone Tree Complex.

7 Gold loans represent the gold bullion portion of bank project financings for the Twin Creeks Mine in 1989 and 1990 and the Lone Tree Mine in 1991. In 1994, project financings were repaid and long-term debt was reduced with a portion of net proceeds from the initial public offerings. Increase in long-term debt in 1993 is primarily attributable to borrowings to finance the Lone Tree Mine sulfide expansion project. In July 1995, the Company issued $200 million of 8.375% senior debentures, a portion of the proceeds from which were used to repay bank credit facility debt. During 1996, additional borrowings were used for various capital expansion projects at the Twin Creeks Mine and the Lone Tree Complex.

8 Cash dividends per share exclude dividends paid to SFP during the years 1992 through 1994. The Company was a subsidiary of SFP through September 1994.

9 Increase in 1993 attributable to the $117.2 million after-tax, noncash gain relating to an asset exchange; and increase in 1994 to net proceeds received from the initial public offering.

10 Represents the average of the afternoon fixing prices for gold on the London Bullion Market ("London P.M. Fix") for the year.

11 Represents per ounce production cost information in the format developed by the Gold Institute. Amounts for 1992 through 1995 have been restated to reflect the Gold Institute format. Cash costs of production include cash costs of processing, general and administrative expenses at the mine site (including overhead, taxes other than income, royalties, and credits for silver by-products) and the applicable portion of deferred mining cash costs that benefit current production. Noncash costs of production include depreciation, depletion and amortization and final reclamation accruals. Total costs of production per ounce differs from operating expenses and depreciation, depletion and amortization on the Consolidated Statement of Operations due to differences between ounces produced and ounces sold during the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein as well as the data set forth in "Selected Financial and Operating Data."

RECENT DEVELOPMENTS AND OUTLOOK

  MERGER AGREEMENT

    On December 8, 1996, the Company entered into a definitive merger agreement with Homestake Mining Company ("Homestake") and a subsidiary of Homestake, under which the subsidiary of Homestake was to merge with and into the Company and each outstanding share of Company common stock was to be converted into the right to receive 1.115 Homestake common shares, subject to, among other things, shareholder and regulatory approvals. On January 7, 1997, Newmont Mining Corporation ("Newmont") announced an offer, subject to certain conditions, to exchange 0.40 of a share of Newmont common stock for each outstanding share of Company common stock. On January 13, 1997, the Company announced that it planned to meet with Newmont to discuss its proposal for a business combination so that any future actions are consistent with and advance the best interests of the Company's stockholders.

    In the interest of providing the best value opportunity to its shareholders, the Company's Board of Directors invited Newmont and Homestake to make presentations on March 8, 1997. After discussions with both companies, the Company's Board of Directors determined that the merger proposal with Newmont included a superior exchange ratio (0.43) and offered a compelling fit, substantial and improved synergies and significant long-range potential for the Company's shareholders. On March 10, 1997, the merger agreement with Homestake was terminated and the Company entered into a merger agreement with Newmont. Under the Newmont agreement, each share of Company common stock will be exchanged for 0.43 share of Newmont common stock. The Newmont merger is subject to the approval of both the Company shareholders and Newmont shareholders, as well as other customary conditions. The merger, which is expected to be tax-free to Company shareholders and to be accounted for as a pooling of interests, is expected to close during the second quarter of 1997.

  EXPANSION AND DEVELOPMENT PROJECTS

    TWIN CREEKS MINE. In late 1994, the Company commenced implementation of a project to expand the operations at the Twin Creeks Mine to include mining and processing of refractory sulfide ores, which represent approximately 68% of the
11.0 million contained ounces of reserves at the Twin Creeks Mine ("Twin Creeks Sulfide Project"). The cost of the Twin Creeks Sulfide Project is estimated at approximately $250 million which is being spent over a four-year period, and as of December 31, 1996, $191.0 million had been spent. Plans include a two-phase project with two autoclaves. The required plan of operations was approved by the BLM on January 22, 1997. The first of the two autoclaves was scheduled for start-up in the first quarter of 1997. Commissioning of the autoclave began in March 1997, when some over heating of the shell within the vapor zone areas occurred. Repairs to or replacement of some of the brick lining inside the autoclave will be required, which could delay commissioning into the second quarter of 1997.

    LONE TREE MINE. During 1995, the Company began engineering and design work on a flotation mill for the processing of lower-grade refractory ores at the Lone Tree Mine. The gold recovery rates for such ores using heap-leaching techniques were estimated at approximately 25%. The Company has developed a proprietary flotation technique which is expected to improve recovery rates of the lower-grade refractory ores to 80%-90%. Construction of the flotation mill began during the first half of 1996. The cost of the flotation mill is approximately $40 million and as of December 31, 1996, approximately $27 million had been spent. The mill is expected to begin production by the second quarter of 1997.

    In the Company's proprietary flotation process, sulfide mineralization, with which gold is associated, is concentrated and separated from other material present in the ore. The resulting concentrates contain higher percentages of gold in substantially smaller volumes of material, which can then be economically processed for gold recovery. Current plans include processing a portion of these concentrates through the existing Lone Tree Mine autoclave, and the remainder through the Twin Creeks Sulfide Project autoclave.

    TRENTON CANYON MINE. In May 1995, the Company commenced development of the Trenton Canyon Mine, which is located 11 miles south of the Lone Tree Mine and which had proven and probable reserves of 590,000 contained ounces of gold at December 31, 1995. As of December 31, 1996, reserves at the Trenton Canyon Mine were increased to 742,000 contained ounces of gold. Construction commenced in the fourth quarter of 1995, the Company began placing ore onto the leach pads in October 1996 and gold production commenced in December 1996. Gold-loaded carbon is transported to the Lone Tree Mine for final processing. Capital expenditures for the Trenton Canyon Mine as of December 31, 1996, were approximately $27 million.

    MULE CANYON MINE. Construction of the Mule Canyon Mine was initiated in early 1996 and will continue into 1997. Capital expenditures for the development of the Mule Canyon Mine are expected to be approximately $35 million and at December 31, 1996, approximately $18 million had been spent. Mining operations began on October 29, 1996, after the approval of the plan of operations, following completion of an EIS. Shipments of Mule Canyon ore to the Lone Tree Mine commenced in early November 1996 and gold production began in late November 1996 The Mule Canyon Mine is expected to produce approximately 100,000 ounces of gold in 1997. Mule Canyon ore is expected to be processed at both the Lone Tree Mine and the Twin Creeks Mine, upon commissioning of the Twin Creeks Mine autoclave.

    ROSEBUD MINE. In May 1996, the Company agreed to enter into a 50/50 limited liability company with Hecla Mining Company ("Hecla") for the joint development of the Rosebud Mine. The agreement was finalized in September 1996. The Rosebud Mine is an underground, high-grade oxide gold deposit located approximately 55 miles west of Winnemucca, Nevada. Construction of the surface facilities and infrastructure commenced in August 1996. The limited liability company plans to transport ore from the Rosebud Mine to the Twin Creeks Mine for processing, subject to approval of required permit modifications. The Company will fund $12.5 million for mine development as well as certain modifications to the Twin Creeks Mine south mill facility. Completion of development and commencement of commercial production is expected in the second quarter of 1997.

  GOLD PRICES AND PRICE-PROTECTION

    The Company uses a variety of commodity instruments to minimize the effect of declines in the market price for gold on its results of operations for a period of time. The use of such instruments, however, may prevent the Company from fully participating in subsequent increases in the market price for gold.

    The Company's average realized price per ounce has exceeded the average annual London P.M. Fix for each of the last five years as summarized below:

                                                              COMPANY'S AVERAGE     AVERAGE ANNUAL
YEAR                                                           REALIZED PRICE       LONDON P.M. FIX
----------------------------------------------------------  ---------------------  -----------------
1992......................................................        $     394            $     344
1993......................................................              387                  360
1994......................................................              398                  384
1995......................................................              406                  384
1996......................................................              411                  388

    Commodity instruments used by the Company may include gold borrowings, fixed forward sales contracts, forward sales contracts made on a spot deferred basis ("spot deferred contracts") and purchased put and written call options contracts in combination. Under normal circumstances, counterparties under spot deferred contracts allow the Company to defer delivery of gold to a later date, if necessary, at the original contract price plus the prevailing interest-like premium.

    The Company's price-protection policy allows the sale of increasing quantities of gold in the forward market as the market price for gold increases above historical averages and restricts such sales as the market price for gold decreases relative to such averages. This policy also prohibits speculative trading of commodity instruments, requires the use of creditworthy counterparties and limits the Company's maximum spot deferred position. Authority to enter into commodity instruments is vested in a limited number of officers of the Company. Additionally, monthly summaries of commodity instrument activity are provided to the Company's Board of Directors.

    At December 31, 1996, the Company had spot deferred contracts for approximately 1.7 million ounces of gold relating to production during the period January 1997 - September 1998 at sales prices ranging from $386 - $438 per ounce or a weighted average price of $416 per ounce. The Company also had purchased put options on 1.2 million ounces at an exercise price of $375 per ounce and written call options on 0.4 million ounces at an exercise price of $464 per ounce. The put and call options expire on a monthly basis throughout 1997. If the options are in the money at the date of expiration, the Company may convert the options into spot deferred contracts for delivery at some date in the future, receive or pay cash for the difference between the option exercise and market prices on that date or deliver gold against the contracts and receive the option exercise price per ounce.

  COSTS OF PRODUCTION

    In 1996 and 1995, the Company's average cash costs of production per ounce were $215 and $194, respectively. These costs compare with 1995 average cash costs of production per ounce for the industry in the United States and worldwide of $224 and $257, respectively, based on the most recently available published industry data. The Company anticipates that its average cash costs of production from its current mines will continue to increase in 1997 and thereafter as greater proportions of gold production are expected to be derived from refractory sulfide ore rather than the more easily processed oxide ore that has previously been the predominant type of ore processed by the Company. As of December 31, 1996, approximately 66% of the Company's reserves are refractory mill ore. The Company will seek to reduce the effects of cost increases through further improvements in its equipment, technology, and the efficiency of its gold production activities. There can be no assurance, however, that the Company will continue to be able to meet its objective of maintaining lower than industry average gold production costs. Certain mining costs and depreciation, depletion and amortization costs are charged to production over the life of a mine, on the basis of its reserves. Because the determination of reserves includes an assumption about the price of gold, significant changes in gold prices will affect the Company's stated reserves and production costs by increasing or decreasing the life of each mine and, therefore, the rate at which these costs are charged to production.

  LAWS AND REGULATIONS

    The Company's mining operations and exploration activities in the United States are subject to extensive federal, state and local laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploration, planning, designing, drilling, developing, constructing, operating and closing the Company's mines and other facilities. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development or operation of a mine.

    The Company has expended significant financial and managerial resources to comply with environmental-protection regulations and permitting requirements and anticipates that it will continue to do so in the future. Although the Company believes that its operations and facilities comply in all material respects with applicable environmental-protection regulations, there can be no assurance that additional significant costs will not be incurred to comply with current and future environmental-protection laws, regulations and enforcement policies thereunder. Additionally, claims for damages to property and persons resulting from the Company's operations could result in substantial costs in the future.

    Reform of the General Mining Law of 1872 ("Mining Law") has been an issue of substantial debate in the Congress in recent years. Because of the uncertainty surrounding passage of reform legislation, the Company cannot predict the actual effect that any such legislation may have on the Company's results of operations or financial condition, or on its ability to conduct exploration and mine development activities on a timely basis on federal lands. Approximately 71% of the Company's reserves at December 31, 1996, were located on private mineral rights, approximately 25% on federal land controlled by the Company through unpatented mining claims with first-half final certificates and approximately 4% on unpatented mining claims without first-half final certificates.

    Certain appeals have been filed with the Department of Interior Board of Land Appeals in conjunction with the Twin Creeks EIS, the Lone Tree Mine Plan of Operations and the Mule Canyon Mine Plan of Operations. These appeals seek to impose mitigation and other conditions on the mine operations. The Company has intervened and does not believe that such appeals have merit. An unfavorable outcome of such appeals, however, could result in additional conditions on operations which may have a material adverse effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

    Net income was $21.1 million ($0.16 per share) in 1996 compared to $39.8 million ($0.30 per share) in 1995. The decrease in net income of $18.7 million resulted from lower operating income of $21.3 million, higher interest expense of $3.9 million, lower other income, net of $1.6 million, partially offset by lower income taxes of $8.1 million. Lower operating income resulted primarily from higher costs of sales and from merger and restructuring expenses incurred during 1996.

    Operating revenue was $343.2 million in 1996, $7.2 million lower than 1995. Lower operating revenue resulted from lower sales volumes, which reduced operating revenue by $12.9 million, partially offset by higher average realized prices per ounce in 1996 , which increased operating revenue by $4.7 million, and higher royalty and other revenue of $1.0 million. Gold sales totalled 820,000 ounces in 1996, 32,000 ounces less than the 852,000 sold in 1995. The decrease in ounces sold resulted from lower production volumes from the Lone Tree Complex and from the timing of gold sales from the Twin Creeks Mine, where 1996 production exceeded 1995 production by 35,000 ounces. Lower production from the Lone Tree Complex was due to a delay in receiving the approval of the plan of operations for mining in the Lone Tree Mine Section 14, which resulted in lower average ore grades to the heap leach circuits during 1996. Lower gold sales at the Twin Creeks Mine resulted from an in-process inventory increase related to the start-up of the oxide circuit of the new Sage Mill.

    Total costs and expenses were $300.4 million, $14.1 million higher than the $286.3 million reported in 1995. Higher costs and expenses include higher operating expenses of $13.8 million, merger and restructuring expenses of $5.4 million, partially offset by lower exploration and development expenses of $2.3 million, lower depreciation, depletion and amortization of $2.6 million and lower general and administrative expenses of $0.2 million. Higher operating expenses resulted from higher cash costs of production. Average cash costs of production increased to $215 per ounce in 1996 from $194 per ounce in 1995 primarily as a result of an increased use of reagents and consumables at the Lone Tree Complex resulting from a higher sulfide content ore placed on the heap leach pads and higher mining costs at the Mesquite Mine due to the higher mining ratio in 1996 compared to 1995, which resulted in the acceleration of the charge-out of deferred mining costs. Merger and restructuring expenses in 1996 resulted from costs associated with the proposed merger with Homestake and from severance costs associated with management's decision to restructure the Company's operations, whether or not a merger occurs.

    Exploration and development expenses for 1996 totalled $32.9 million, compared to $35.2 million in 1995. Approximately 57% and 51% of exploration expenses related to foreign exploration projects in 1996 and 1995, respectively.

    Interest expense increased $3.9 million due to interest associated with the $200.0 million Senior Debentures (described below) issued in July 1995 and increased borrowings on the Company's credit facility, partially offset by an increase in capitalized interest in 1996 compared to 1995. Increased borrowings were used to fund capital expansion programs.

    The Company's effective tax rate was approximately 29% in both 1996 and 1995. Lower income taxes in 1996 resulted from lower income before taxes in 1996 compared to 1995.

1995 COMPARED TO 1994

    Net income was $39.8 million ($0.30 per share) in 1995 compared to $56.7 million ($0.46 per share) in 1994. The weighted average number of shares outstanding increased to 131.4 million in 1995 from 122.7 million in 1994 as a result of the initial public offerings in June 1994. The decrease in net income of $16.9 million resulted from lower operating income of $19.4 million and higher interest expense of $1.9 million, partially offset by lower income taxes of $3.1 million and $1.3 million higher other income, net. Lower operating income resulted from lower sales volumes and higher cost of sales, partially offset by higher average realized prices.

    Operating revenue was $25.2 million lower in 1995 than in 1994. Lower sales volumes resulted in approximately $31.1 million lower gold sales revenue, however, higher average realized prices per ounce resulted in approximately $6.3 million higher gold sales revenue in 1995 compared to 1994. Gold sales totalled 852,000 ounces in 1995, 78,000 ounces less than the 930,000 ounces sold in 1994. This decrease in ounces sold resulted from lower production volumes from the Twin Creeks Mine and from the Mesquite Mine. Lower production from the Twin Creeks Mine resulted from the pit wall slide that occurred in December 1994. Lower production from the Mesquite Mine resulted primarily from lower average ore grades.

    Total costs and expenses decreased from $292.1 million in 1994 to $286.3 million in 1995. Operating expenses decreased $2.7 million and depreciation, depletion and amortization decreased $8.3 million, due to lower sales volumes, partially offset by higher costs of production per ounce. Average cash costs of production increased from $182 per ounce in 1994 to $194 per ounce in 1995 primarily as a result of lower production volumes.

    Exploration and development expenses for 1995 totaled $35.2 million, $2.9 million higher than the amount expended in 1994, reflecting the Company's increased foreign exploration activity. Approximately 51% and 25% of exploration and development expenses related to foreign projects in 1995 and 1994, respectively.

    In 1995, general and administrative expenses of $16.6 million were $2.3 million higher than in 1994, primarily as a result of higher legal and consulting fees related to foreign activities and other expenses related to the Company's status as an independent and public entity.

    Other income, net increased $1.3 million in 1995 compared to 1994 due to higher interest income, related to higher cash balances resulting from the issuance of the Senior Debentures (described below), and to increased surplus property sales.

    Interest expense increased to $10.7 million in 1995 from $8.8 million in 1994, principally due to higher outstanding indebtedness and higher interest rates during the second half of 1995 resulting from the $200.0 million of Senior Debentures (described below) issued by the Company in July 1995.

    Income taxes decreased from $20.0 million in 1994 to $16.8 million in 1995 primarily as a result of decreased pre-tax income. The Company's effective tax rate increased from 26.1% in 1994 to 29.7% in 1995 as a result of lower depletion deductions related to lower gold sales and to increased foreign exploration expenses which are not currently deductible for federal income tax purposes.

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1996, the Company's cash flows provided by operating activities were $65.2 million. These cash flows and approximately $255 million in borrowings from the Credit Facility (described below) were used for capital expenditures of $257.2 million, deferred mining costs of $52.4 million and dividend payments of $6.6 million. The increase in deferred mining costs in 1996 was due to the timing of mining activities in relation to the production of gold.

    Capital expenditures during 1996 included $129.4 million for the Twin Creeks Sulfide Project, $25.8 million for the Lone Tree Mine flotation project, $16.8 for the Mule Canyon Mine, $13.1 million for the Rosebud Mine, $11.0 million for the Trenton Canyon Mine, $9.7 million for development drilling, $11.2 million for capitalized interest, $8.5 million for exploration and information systems capital and $31.7 million for dewatering and other ongoing mine capital requirements.

    During the year ended December 31, 1995, the Company's cash flows provided by operating activities were $105.0 million. These cash flows, together with approximately $200 million in proceeds from the Senior Debentures (described below), were used for capital expenditures of $162.5 million, deferred mining costs of $42.9 million, loan repayments net of borrowings of $90.0 million and dividend payments of $6.6 million. Capital expenditures during 1995 included ongoing capital requirements of $46.4 million, $11.8 million and $4.5 million at the Twin Creeks Mine, the Lone Tree Mine and the Mesquite Mine, respectively, $53.3 million for the Twin Creeks Sulfide Project, $19.3 million for the Trenton Canyon Project and Mule Canyon Project, $10.0 million for development drilling at existing mines and $14.7 million for other corporate capital requirements, primarily related to information systems.

    For the year ended December 31, 1994, the Company's cash flows provided by operating activities were $134.7 million. These cash flows were used for capital expenditures of $77.2 million, deferred mining costs of $17.7 million, loan repayments net of borrowings of $20.2 million and dividends of $13.5 million to the Company's former parent, Santa Fe Pacific Corporation ("SFP"), prior to the initial public offerings in June 1994. Net proceeds from the initial public offerings were $250.5 million and were used to repay all outstanding indebtedness under project financings ($60.0 million of borrowings and $133.4 million of principal payments on gold loans), to pay SFP $20.0 million for liabilities related to the asset exchange and to reduce borrowings under the October 1, 1993 credit agreement ("Credit Agreement") by $35.0 million. Capital expenditures during 1994 included $11.8 million for the Lone Tree Mine expansion and mill facility, $9.6 million for the Twin Creeks Sulfide Project, $10.7 million for development drilling at its existing mines, $8.9 million for the Mule Canyon and Trenton Canyon projects and $23.6 million,

$4.7 million and $3.9 million for ongoing capital requirements at the Twin Creeks Mine, the Lone Tree Mine and the Mesquite Mine, respectively.

    The Company's estimate of 1997 capital expenditures is approximately $152 million. Capital requirements at the Twin Creeks Mine (including the Twin Creeks Sulfide Project), the Lone Tree Complex (including the flotation mill), the Mesquite Mine, and the Rosebud Mine are expected to total approximately $86 million, $41 million, $18 million and $3 million, respectively. Also included in the 1997 capital budget is approximately $4 million related to exploration capital requirements.

    On October 1, 1993, the Company entered into a $190.0 million unsecured, revolving credit facility, which was replaced on March 30, 1995, with a $400.0 million unsecured, five-year revolving credit facility involving several commercial banks ("Credit Facility"). Interest rates under the Credit Facility vary depending on the interest options chosen by the Company as well as other factors, but are generally tied to margins over interest rate alternatives (LIBOR, CD or gold funding rates). The Company is also required to pay a facility fee which ranges from 0.145% to 0.3750 per annum on the aggregate amount of the commitments. As of December 31, 1996, indebtedness of $255.0 million was outstanding under the Credit Facility. The lenders' commitments under the Credit Facility terminate on April 26, 2001, at which time any outstanding indebtedness must be repaid.

    The Credit Facility, as amended, contains certain financial covenants which include limitations on the incurrence of additional debt, the maintenance of a minimum tangible net worth and the maintenance of a minimum ratio of operating cash flow to consolidated debt. The Company currently believes that it will be able to comply with the covenants contained in the Credit Facility. At December 31, 1996, the Company was in compliance with the terms of all debt covenants.

    In conjunction with the termination of the Homestake merger agreement, the Company paid to Homestake a $65.0 million termination fee. As a result of this payment, certain covenants under the Credit Facility were amended and the Company's ability to pay annual dividends was restricted to $1.5 million.

    The Company is in the process of arranging a $50,000,000 revolving credit facility with Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank to provide borrowing capacity in addition to the Company's existing $400,000,000 revolving credit facility. The $50,000,000 credit facility is expected to be in place on or around March 31, 1997.

    On July 5, 1995, the Company issued $200.0 million of 8.375% senior debentures maturing July 1, 2005 ("Senior Debentures"). The Senior Debentures are not redeemable prior to maturity. A portion of the net proceeds obtained from the issuance of the Senior Debentures was used to repay $130.0 million of outstanding debt under the Credit Facility. The remaining proceeds have been used for capital expenditures and general corporate purposes. Interest payments on the Senior Debentures will be $16.8 million annually through 2004 and $8.4 million in 2005.

    The Internal Revenue Service has examined Federal income tax returns through 1992, and all years prior to 1986 are closed. Issues relating to the years 1986 to 1992 are being contested through various stages of administrative appeal. In addition, the Company has various state income tax returns in the process of examination or administrative appeal. Management believes that adequate provision has been made for any adjustment which might be assessed for open years through 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

    To the Shareholders of Santa Fe Pacific Gold Corporation:

    The accompanying consolidated financial statements of Santa Fe Pacific Gold Corporation and its wholly-owned subsidiaries ("Company") were prepared by management, who is responsible for their integrity and objectivity. They were prepared in accordance with generally accepted accounting principles and properly include amounts that are based on management's best judgments and estimates. Other financial information included in this annual report is consistent with that in the consolidated financial statements.

    The Company maintains a system of internal accounting controls, supported by adequate documentation, to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company. Limitations exist in any system of internal accounting control based upon the recognition that the cost of the system should not exceed the benefit derived. The Company believes its system of internal accounting control appropriately balances the cost/benefit relationship.

    Independent accountants and the internal auditor provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting control and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the consolidated financial statements.

    The Board of Directors pursues its responsibility for the Company's financial statements through its Audit Committee which is composed solely of directors who are not officers or employees of the Company. The Audit Committee meets regularly with management, the independent accountants, and the internal auditor. The independent accountants and the internal auditor have direct access to the Audit Committee, with and without the presence of management representatives, to discuss the scope and results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

Patrick M. James                           David A. Smith
Chairman, President and                    Vice President and
 Chief Executive Officer                    Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Santa Fe Pacific Gold Corporation:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Santa Fe Pacific Gold Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Phoenix, Arizona
February 1, 1997, except for the fifth paragraph of Note 1, which is as of March 10, 1997

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------

Operating Revenue:

  Gold sales.................................................................  $  337,211  $  345,421  $  370,175

  Royalty and other revenue..................................................       5,978       4,953       5,429
                                                                               ----------  ----------  ----------

    Total Operating Revenue..................................................     343,189     350,374     375,604
                                                                               ----------  ----------  ----------

Costs and Expenses:

  Operating expenses.........................................................     180,847     166,989     169,655

  Depreciation, depletion and amortization...................................      64,834      67,451      75,726

  Exploration and development................................................      32,907      35,229      32,377

  General and administrative expenses, including depreciation and
    amortization of $1,494, $1,010 and $816, respectively....................      16,420      16,636      14,365

  Merger and restructuring expenses..........................................       5,367          --          --
                                                                               ----------  ----------  ----------

    Total Costs and Expenses.................................................     300,375     286,305     292,123
                                                                               ----------  ----------  ----------

Operating Income.............................................................      42,814      64,069      83,481

Other Income, Net............................................................       1,643       3,259       1,980

Interest Expense.............................................................      14,632      10,684       8,765
                                                                               ----------  ----------  ----------

Income Before Income Taxes...................................................      29,825      56,644      76,696

Income Taxes.................................................................       8,757      16,832      19,995
                                                                               ----------  ----------  ----------

Net Income...................................................................  $   21,068  $   39,812  $   56,701
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Income Per Common Share......................................................  $     0.16  $     0.30  $     0.46

Weighted Average Number of Common Shares.....................................     131,464     131,403     122,668

   The accompanying notes are an integral part of these financial statements.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                             DECEMBER 31,
                                                    ------------------------------
                                                         1996            1995
                                                    --------------  --------------
                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................  $       41,372  $       35,852
  Accounts receivable.............................             971             839
  Inventories.....................................          46,867          36,538
  Deferred mining costs...........................         126,999         105,004
  Other current assets............................           3,393           5,470
                                                    --------------  --------------
    Total Current Assets..........................         219,602         183,703
                                                    --------------  --------------
Other Assets:
  Deferred mining costs...........................         133,515          73,988
  Other assets....................................          19,471           5,919
                                                    --------------  --------------
    Total Other Assets............................         152,986          79,907
                                                    --------------  --------------
Property, Plant and Equipment.....................       1,243,816       1,001,855
Less accumulated depreciation, depletion and
  amortization....................................         316,375         247,297
                                                    --------------  --------------
  Net Property, Plant and Equipment...............         927,441         754,558
                                                    --------------  --------------
Total Assets......................................  $    1,300,029  $    1,018,168
                                                    --------------  --------------
                                                    --------------  --------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................  $       24,036  $       26,557
  Accrued liabilities.............................          30,129          26,453
  Deferred income taxes...........................          34,749          25,193
                                                    --------------  --------------
    Total Current Liabilities.....................          88,914          78,203
Long-Term Debt....................................         454,866         199,861
Other Long-Term Liabilities.......................          65,611          66,496
Deferred Income Taxes.............................         120,600         118,551
                                                    --------------  --------------
Total Liabilities.................................         729,991         463,111
                                                    --------------  --------------
Commitments and Contingencies (see Note 14)
Shareholders' Equity:
  Common stock, $0.01 par value, 500 million
    shares authorized, 131.5 million shares issued
    and outstanding...............................           1,315           1,314
  Paid-in capital.................................         327,181         326,777
  Retained income.................................         241,542         226,966
                                                    --------------  --------------
Total Shareholders' Equity........................         570,038         555,057
                                                    --------------  --------------
Total Liabilities and Shareholders' Equity........  $    1,300,029  $    1,018,168
                                                    --------------  --------------
                                                    --------------  --------------

   The accompanying notes are an integral part of these financial statements.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
OPERATING ACTIVITIES
Net income.................................................................  $    21,068  $    39,812  $    56,701
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization.................................       66,328       68,461       76,542
  Deferred income taxes....................................................        4,539        7,249       (4,111)
  Changes in:
    Accounts receivable....................................................         (132)         828        5,719
    Inventories............................................................       (8,128)      (2,105)      (6,045)
    Deferred mining costs..................................................      (19,466)     (19,490)      (4,332)
    Other current assets...................................................        2,077       (3,702)       1,807
    Accounts payable.......................................................       (2,521)      10,126       (4,106)
    Accrued liabilities....................................................        3,676       (4,629)       7,426
  Other, net...............................................................       (2,234)       8,466      (14,947)
                                                                             -----------  -----------  -----------
        Net Cash Provided By Operating Activities..........................       65,207      105,016      114,654
                                                                             -----------  -----------  -----------
INVESTING ACTIVITIES
  Capital expenditures.....................................................     (257,166)    (162,465)     (77,242)
  Deferred mining costs....................................................      (52,395)     (42,879)     (17,733)
  Proceeds from sale of property...........................................        1,791        3,442           --
                                                                             -----------  -----------  -----------
        Net Cash Used For Investing Activities.............................     (307,770)    (201,902)     (94,975)
                                                                             -----------  -----------  -----------
FINANCING ACTIVITIES
  Proceeds from borrowings.................................................      255,000       40,000        5,000
  Proceeds from sale of debentures.........................................           --      199,856           --
  Proceeds from issuance of common stock...................................           --           --      250,531
  Principal payments on borrowings.........................................           --     (130,000)    (115,000)
  Principal payments on gold loans.........................................           --           --     (138,595)
  Cash dividends paid to Santa Fe Pacific Corporation......................           --           --      (13,516)
  Cash dividends paid to shareholders......................................       (6,573)      (6,568)          --
  Other, net...............................................................         (344)      (4,709)          --
                                                                             -----------  -----------  -----------
        Net Cash Provided By (Used For) Financing Activities...............      248,083       98,579      (11,580)
                                                                             -----------  -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS......................................        5,520        1,693        8,099
Cash and Cash Equivalents, Beginning of Year...............................       35,852       34,159       26,060
                                                                             -----------  -----------  -----------
Cash and Cash Equivalents, End of Year.....................................  $    41,372  $    35,852  $    34,159
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
SUPPLEMENTAL INFORMATION
Cash paid (received) during the year for:
  Interest, net of amounts capitalized.....................................  $    12,623  $    11,428  $     8,749
  Income taxes.............................................................       (5,231)      13,554       21,142

    The accompanying notes are an integral part these financial statements.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                           TOTAL
                                                                    COMMON      PAID-IN     RETAINED   SHAREHOLDERS'
                                                                     STOCK      CAPITAL      INCOME       EQUITY
                                                                  -----------  ----------  ----------  -------------

BALANCE AT DECEMBER 31, 1993....................................   $   1,122   $   76,625  $  150,382   $   228,129

Net Income......................................................          --           --      56,701        56,701

Cash Dividends Paid.............................................          --           --     (13,516)      (13,516)

Issuance of Common Stock                                                 192      250,339          --       250,531

Other...........................................................          --         (663)        323          (340)
                                                                  -----------  ----------  ----------  -------------

BALANCE AT DECEMBER 31, 1994....................................       1,314      326,301     193,890       521,505

Net Income......................................................          --           --      39,812        39,812

Cash Dividends Paid.............................................          --           --      (6,568)       (6,568)

Other...........................................................          --          476        (168)          308
                                                                  -----------  ----------  ----------  -------------

BALANCE AT DECEMBER 31, 1995....................................       1,314      326,777     226,966       555,057

Net Income......................................................          --           --      21,068        21,068

Cash Dividends Paid.............................................          --           --      (6,573)       (6,573)

Other...........................................................           1          404          81           486
                                                                  -----------  ----------  ----------  -------------

BALANCE AT DECEMBER 31, 1996....................................   $   1,315   $  327,181  $  241,542   $   570,038
                                                                  -----------  ----------  ----------  -------------
                                                                  -----------  ----------  ----------  -------------

   The accompanying notes are an integral part of these financial statements.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

    Santa Fe Pacific Gold Corporation and its wholly-owned subsidiaries ("Company") engages in the mining and processing of gold in the United States and controls mineral properties, and conducts exploration and development of gold properties worldwide. Exploration expenses related to foreign projects represented approximately 57%, 51%, and 25% of total exploration and development expenses in 1996, 1995, and 1994, respectively, and were incurred primarily in North and South America, Central Asia and West Africa.

    The Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. During 1996, four customers accounted for $48.8 million, $43.6 million, $36.4 million and $33.9 million of gold sales, respectively, each of which represented more than 10% of gold sales and together accounted for approximately 48% of total gold sales. In 1995, sales to four customers accounted for $76.6 million, $67.9 million, $46.4 million and $40.5 million, respectively, or approximately 67% of total gold sales. In 1994, sales to three customers accounted for $65.0 million, $49.9 million and $47.5 million, respectively, or approximately 44% of total gold sales. There were no export sales during 1996, 1995 or 1994.

    Prior to June 23, 1994, the Company was a wholly-owned subsidiary of Santa Fe Pacific Corporation ("SFP"). On June 23, 1994, the Company completed an initial public offering of 19.2 million shares (14.6%) of its common stock ("Offering") resulting in net proceeds of $250.5 million, after commissions and related expenses. The net proceeds from the Offering were used primarily to repay all outstanding indebtedness under bank project financings, for the repayment of other indebtedness, and for working capital which included the repayment of $20.0 million to SFP arising from liabilities related to discontinued operations. On September 30, 1994, SFP distributed all of the outstanding shares of common stock of the Company held by SFP to holders of SFP's common stock prior to the distribution ("Spin-Off").

    On December 8, 1996, the Company entered into a definitive merger agreement with Homestake Mining Company ("Homestake") and a subsidiary of Homestake, under which the subsidiary of Homestake will merge with and into the Company and each outstanding share of Company common stock will be converted into the right to receive 1.115 Homestake common shares, subject to, among other things, shareholder and regulatory approvals. On January 7, 1997, Newmont Mining Corporation ("Newmont") announced an offer, subject to certain conditions, to exchange 0.40 of a share of Newmont common stock for each outstanding share of Company common stock. On January 13, 1997, the Company announced that it planned to meet with Newmont to discuss its proposal for a business combination so that any future actions are consistent with and advance the best interests of the Company's stockholders. The Company has held and may in the future hold discussions with Homestake regarding the Homestake merger agreement and with Newmont regarding its proposal. No assurances can be given that any particular course of action will result from these communications. Merger and restructuring expenses in 1996 includes $3.0 million relating to professional fees and other costs associated with the Homestake merger agreement.

    The Company's Board of Directors invited Newmont and Homestake to make presentations to them on March 8, 1997. After discussions with both companies, the Company's Board of Directors determined that the merger proposal with Newmont included a superior exchange ratio and offered a compelling fit, substantial and improved synergies and significant long-range potential for the Company's shareholders. On March 10, 1997, the merger agreement with Homestake was terminated and the Company entered into a merger agreement with Newmont. Under the Newmont agreement, each share of Company common stock will be exchanged for 0.43 share of Newmont common stock. The Newmont merger is subject to the

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 1--THE COMPANY (CONTINUED)
approval of both the Company shareholders and Newmont shareholders, as well as other customary conditions. The merger, which is expected to be tax-free to Company shareholders and to be accounted for as a pooling of interests, is expected to close during the second quarter of 1997. In conjunction with the termination of the Homestake merger agreement, the Company paid to Homestake a termination fee of $65.0 million. As a result of this payment, certain covenants under the Credit Facility were amended and the Company's ability to pay annual dividends was restricted to $1.5 million.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Santa Fe Pacific Gold Corporation and its wholly-owned subsidiaries. Interests in mining joint ventures are reported using the proportional consolidation method. All significant intercompany balances and transactions have been eliminated.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company estimates its proven and probable gold reserves on an annual basis using an assumed gold price per ounce ($400 per ounce at December 31, 1996 and 1995.) An independent engineering firm is then engaged to verify the Company's reserves estimates. Although a significant decrease in estimated reserves is not anticipated, such a decrease could impact the Company's ability to recover the recorded amounts of inventories, deferred mining costs and property, plant and equipment.

STATEMENT OF CASH FLOWS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED MINING COSTS

    Cash and noncash mining costs are deferred and charged to operating expenses when the related gold is sold based on the estimated mining ratio for the life of each mine. The estimated mining ratio represents total tons of material estimated to be mined to total ounces of gold estimated to be recovered. Deferred mining costs are classified as either current or long-term assets depending on the period in which such costs are expected to be charged to operating expenses.

INVENTORIES

    Inventories are valued at the lower of average cost or market.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and include interest capitalized during construction of $11.2 million, $2.6 million and $0.4 million in 1996, 1995 and 1994, respectively. Additions and replacements are capitalized while expenditures for maintenance and repairs are charged to operating expenses. Mobile equipment and heap-leach pads are depreciated on a straight-line basis over estimated useful lives ranging from two to eight years. All other equipment and facilities are depreciated using the units-of-production method based on estimated ounces of gold to be recovered from proven and probable ore reserves or total tons to be mined. Depletion of operating mineral properties is computed using the units-of-production method based on estimated ounces of gold to be recovered from proven and probable ore reserves. Gain or loss is recognized with respect to property sold or retired.

EXPLORATION AND DEVELOPMENT COSTS

    Exploration and development costs incurred prior to the determination of the feasibility of mining operations are charged to expense as incurred. Development expenditures incurred subsequent to such determination and to increase production or extend the life of existing mines are capitalized and amortized on a units-of-production basis. Ongoing development costs at producing properties to maintain production are generally charged to expense as incurred.

ASSET IMPAIRMENT

    The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.

MINE RECLAMATION

    Estimated costs of final reclamation are accrued on a units-of-production basis over the expected life of each mine based on current environmental and regulatory requirements. Ongoing reclamation expenditures are expensed as incurred.

REVENUE RECOGNITION

    Revenue is recognized when gold is shipped to customers.

PRICE-PROTECTION PROGRAM

    In an effort to minimize exposure to fluctuations in the market price of gold, the Company may utilize a variety of commodity instruments including gold borrowings, forward sales contracts and purchased put and written call options. The Company does not acquire, hold or issue commodity instruments for trading or speculative purposes.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Proceeds from the sale of borrowed gold are recorded as gold loans at the average price realized. As gold is delivered from production in repayment of the borrowed gold, gold sales revenue is recognized at the average price realized and the gold loan balance is reduced. If gold borrowings are repaid in advance of the original repayment schedule, the resulting gain or loss is deferred and recognized in gold sales revenue over the original repayment schedule. Accrued liabilities at December 31, 1996 and 1995 includes $1.5 million of deferred revenue relating to the repayment of gold loans in 1994 in advance of the original repayment schedule. Other long-term liabilities includes deferred revenue of $3.6 million and $5.2 million at December 31, 1996 and 1995, respectively, relating to such repayments.

    Forward sales contracts enable the Company to deliver a specified number of ounces of gold to a counterparty at a specified price and date. Under normal circumstances, counterparties under spot deferred contracts allow the Company to defer delivery of gold to a later date, if necessary, at the original contract price plus the prevailing interest-like premium. Revenue relating to deliveries under forward sales contracts is recognized in gold sales at the applicable contract price when the gold is delivered to the counterparty. Forward sales contracts are not reflected in the consolidated balance sheet; however, the Company evaluates its outstanding commitments under such contracts for lower of cost or market considerations.

    The Company purchased put options to establish a floor under a portion of its anticipated future production. The Company simultaneously wrote call options on a portion of the same production, thereby establishing a range around a portion of its future production at no net cost. If the market price for gold falls within the range established by the options at the applicable expiration date, the options for that period will expire unexercised with no effect on the Company. If the options are in the money at the expiration date, the Company will either convert the options into spot deferred contracts for delivery at some date in the future; receive or pay cash for the difference between the option and the market prices on that date; or deliver gold against the contracts. If the Company elects to close out the options for cash, the related gain or loss will be deferred and recognized in gold sales revenue during the applicable future production period.

INCOME TAXES

    The Company follows the liability method of accounting for income taxes whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement amounts and the tax bases of certain assets and liabilities.

EMPLOYEE BENEFIT PLANS

    Pension costs are determined using the projected unit credit actuarial method. Pension plans are funded through annual contributions. In addition, the Company provides medical and life insurance benefits for certain retired employees and accrues the cost of such benefits over the period in which employees become eligible for the benefits. The costs of the post-retirement medical and life insurance benefits are paid at the time the services are provided. Medical benefits are provided under the Company's self-insured program while life insurance benefits are covered by an insurance program provided and administered by an independent insurance carrier.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK COMPENSATION

    The Company measures compensation cost relating to employee stock options using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

ENVIRONMENTAL EXPENDITURES

    Environmental expenditures are expensed or capitalized depending on their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. The Company's estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Costs of future expenditures for environmental remediation are not discounted to their present value; such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The possibility of recovery of some of these costs from insurance companies or other parties exists; however, the Company does not recognize these recoveries in its financial statements until they become probable. The Company's obligation for environmental remediation costs is insignificant.

INCOME PER COMMON SHARE

    Income per common share amounts are computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents include shares issuable under stock option plans using the treasury stock method. Common share equivalents are excluded from the computation if their effect is anti-dilutive.

RECLASSIFICATIONS

    Certain amounts have been reclassified in prior-year presentations to conform to the current year presentation.

NOTE 3--INVENTORIES

    Inventories as of December 31 consisted of the following:

                                                      1996       1995
                                                    ---------  ---------
                                                       (IN THOUSANDS)

In-process gold...................................  $  20,967  $  11,867

Finished gold.....................................      2,767      4,826

Materials and supplies............................     23,133     19,845
                                                    ---------  ---------

  Total...........................................  $  46,867  $  36,538
                                                    ---------  ---------
                                                    ---------  ---------

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment as of December 31 consisted of the following:

                                                        1996          1995
                                                    ------------  ------------
                                                          (IN THOUSANDS)
Mineral properties, including $422,033 and
  $353,120 respectively, relating to operating
  mines...........................................  $    461,009  $    433,661
Equipment.........................................       463,359       428,920
Facilities........................................        42,723        30,548
Land..............................................         7,584         7,638
Construction in progress..........................       269,141       101,088
                                                    ------------  ------------
  Total property, plant and equipment.............     1,243,816     1,001,855
Less accumulated depreciation, depletion and
  amortization....................................       316,375       247,297
                                                    ------------  ------------
  Net property, plant and equipment...............  $    927,441  $    754,558
                                                    ------------  ------------
                                                    ------------  ------------

NOTE 5--ACCRUED LIABILITIES

    Accrued liabilities as of December 31 consisted of the following:

                                                      1996       1995
                                                    ---------  ---------
                                                       (IN THOUSANDS)
Employee benefits.................................  $  10,691  $   7,925
Taxes other than income taxes.....................      4,380      3,912
Interest..........................................        673          5
Construction costs................................      6,675      8,028
Other.............................................      7,710      6,583
                                                    ---------  ---------
  Total...........................................  $  30,129  $  26,453
                                                    ---------  ---------
                                                    ---------  ---------

NOTE 6--LONG-TERM DEBT

    Long-term debt as of December 31 consisted of the following:

                                                       1996        1995
                                                    ----------  ----------
                                                        (IN THOUSANDS)
Senior Debentures, 8.375%, maturing 2005, net.....  $  199,866  $  199,861
Credit Facility, variable rate, maturing 2001.....     255,000          --
                                                    ----------  ----------
  Total...........................................  $  454,866  $  199,861
                                                    ----------  ----------
                                                    ----------  ----------

SENIOR DEBENTURES

    On July 5, 1995, the Company issued $200.0 million of 8.375% Senior Debentures ("Debentures") maturing on July 1, 2005. The Debentures were priced at 99.928% to yield 8.386% and are not redeemable prior to maturity. The Company used a portion of the net proceeds to repay the $130.0 million of debt outstanding at June 30, 1995, under the Credit Facility. The remaining proceeds were substantially used for capital expenditures and general corporate purposes. The costs related to the issuance of the Debentures

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 6--LONG-TERM DEBT (CONTINUED)
were capitalized and are amortized to interest expense over the term of the Debentures. The fair value of the Company's Debentures approximates their carrying value.

CREDIT FACILITY

    On October 1, 1993, the Company entered into a $190.0 million unsecured, revolving credit facility which was replaced on March 30, 1995, with a $400.0 million unsecured, five-year revolving credit facility involving several commercial banks ("Credit Facility"). Interest rates under the Credit Facility vary depending on the interest options chosen by the Company as well as other factors, but generally are tied to margins over the following interest rate alternatives: LIBOR, CD, or gold funding. The interest rate on borrowings outstanding at December 31, 1996, was 6.1%. The Company is also required to pay a facility fee which ranges from 0.145% to 0.3750% per annum on the aggregate amount of the commitments. The lenders' commitment under the Credit Facility terminates on April 26, 2001, at which time any outstanding indebtedness must be repaid. The fair value of amounts outstanding under the Credit Facility approximates the related carrying value.

    The Credit Facility, as amended, contains certain financial covenants which include limitations on the incurrence of additional debt, the maintenance of a minimum tangible net worth and the maintenance of a minimum ratio of operating cash flow to consolidated debt. The Company currently believes that it will be able to comply with the covenants contained in the Credit Facility and that its ability to pay dividends will not be impeded. At December 31, 1996, the Company was in compliance with the terms of all debt covenants.

NOTE 7--SHAREHOLDERS' EQUITY

    The Company had 500.0 million authorized shares of common stock (par value $0.01) of which 131.5 million and 131.4 million shares were outstanding at December 31, 1996 and 1995, respectively. Also authorized are 50.0 million shares of preferred stock with a par value of $0.01, none of which was outstanding at December 31, 1996 or 1995.

    The Board of Directors declared a dividend of $0.05 per common share in 1996 and 1995, which resulted in total dividend payments of $6.6 million in both years.

    In January 1995, the Company adopted a Stockholder Rights Plan, the rights under which are represented by the Company's common stock certificates. These rights become exercisable by the shareholder if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or publicly announces its intention to commence a tender or exchange offer that would result in a beneficial ownership of 15% or more. The Company may redeem the rights at $0.01 each at any time before a buyer acquires 15% of the Company's voting stock.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 8--INCOME TAXES

    The provision for income taxes for the years ended December 31 is as follows:

                                                      1996       1995       1994
                                                    ---------  ---------  ---------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $   4,006  $   9,036  $  22,442
  State...........................................        212        547      1,664
                                                    ---------  ---------  ---------
    Total current.................................      4,218      9,583     24,106
                                                    ---------  ---------  ---------
Deferred:
  Federal.........................................      7,167      7,991     (1,649)
  State...........................................     (2,628)      (742)    (2,462)
                                                    ---------  ---------  ---------
    Total deferred................................      4,539      7,249     (4,111)
                                                    ---------  ---------  ---------
      Total.......................................  $   8,757  $  16,832  $  19,995
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    Income taxes as reflected in the consolidated statement of operations differ from amounts computed by applying the statutory federal corporate tax rate to income before income taxes as follows:

                                                      1996       1995       1994
                                                    ---------  ---------  ---------
                                                            (IN THOUSANDS)
Income before income taxes........................  $  29,825  $  56,644  $  76,696
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------
Federal income tax at statutory rate..............  $  10,439  $  19,825  $  26,844
Increase (decrease) resulting from:
  Percentage depletion............................     (3,717)    (3,961)    (9,486)
  Foreign losses..................................      2,044      1,414         --
  State income taxes, net of federal benefit......     (1,570)      (127)      (517)
  Other...........................................      1,561       (319)     3,154
                                                    ---------  ---------  ---------
    Total income tax..............................  $   8,757  $  16,832  $  19,995
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------
Effective tax rate................................      29.36%     29.72%     26.07%
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 8--INCOME TAXES (CONTINUED)
    Principal temporary differences that gave rise to the net deferred tax liability at December 31 were as follows:

                                                       1996         1995
                                                    -----------  -----------
                                                         (IN THOUSANDS)
Deferred Tax Assets:
  Non-expiring AMT credit carryforwards...........  $    27,998  $    30,238
  Net operating loss carryovers...................       22,457        6,006
  Employee benefits...............................        7,731        6,069
  Exploration expenses............................        6,173        5,534
  Other...........................................        6,752        8,165
                                                    -----------  -----------
    Total.........................................       71,111       56,012
                                                    -----------  -----------
Deferred Tax Liabilities:
  Depreciation, depletion and amortization........      149,335      140,949
  Deferred mining costs...........................       69,430       51,302
  Other...........................................        7,695        7,505
                                                    -----------  -----------
    Total.........................................      226,460      199,756
                                                    -----------  -----------
Net Deferred Tax Liability........................  $   155,349  $   143,744
                                                    -----------  -----------
                                                    -----------  -----------

    At December 31, 1996, the Company had net operating loss carryforwards of $64.2 million for regular tax purposes which begin to expire in 2010, and minimum tax credit carryforwards of $28.0 million which are unlimited as to expiration. Should the Company experience an ownership change as defined by
Section 382(g) of the Internal Revenue Code, the annual amount of net operating loss carryforward utilization may be limited.

    The Company was included in SFP's consolidated federal income tax returns through September 30, 1994 ("Disaffiliation Date"), in accordance with an Agreement for the Allocation of the Consolidated Federal Income Tax Liability Among Members of the Santa Fe Pacific Corporation Affiliated Group ("Tax Sharing Agreement") between SFP and its subsidiaries. Pursuant to the Tax Sharing Agreement, the Company computed its income tax provision on a separate return basis and paid to SFP amounts approximating the federal income tax liability it would have paid if the Company was an independent consolidated group. The Tax Sharing Agreement is applicable to all periods preceding the Disaffiliation Date, therefore additional payments to SFP could be required for adjustments which might be assessed if there is an audit which affects the computation of amounts paid to SFP for open years between 1986 and the Disaffiliation Date. Similar tax sharing agreements relating to certain state income or franchise tax returns for which SFP files on a combined or consolidated basis are also in effect. As a result of the Spin-Off, SFP and the Company have entered into an Agreement Concerning Taxes which modifies or supplements certain provisions of the Tax Sharing Agreement. The terms of the Agreement Concerning Taxes are not expected to change the Company's determination of income tax assets or liabilities prior to the Disaffiliation Date.

    The Internal Revenue Service has examined Federal income tax returns through 1992, and all years prior to 1986 are closed. Issues relating to the years 1986 to 1992 are being contested through various stages of administrative appeal. In addition, the Company has various state income tax returns in the process of examination or administrative appeal. Management believes that adequate provision has been made for any adjustment which might be assessed for open years through 1996.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--OTHER INCOME, NET

    Other income, net for the years ended December 31 consisted of the following:

                                                         1996            1995            1994
                                                       -------         -------         -------
                                                                    (IN THOUSANDS)
Interest Income...................................  $        1,923  $        2,246  $          991
Other, Net........................................            (280)          1,013             989
                                                            ------          ------          ------
  Total...........................................  $        1,643  $        3,259  $        1,980
                                                            ------          ------          ------
                                                            ------          ------          ------

NOTE 10--STOCK OPTION PLANS

LONG-TERM INCENTIVE STOCK PLAN

    Effective May 25, 1995, the Company adopted a Long-Term Incentive Stock Plan ("Stock Plan") under which certain salaried employees of the Company may receive awards in the form of restricted stock, stock options, stock appreciation rights and other stock-based compensation. The Stock Plan will remain in effect for five years and is anticipated to result in the cumulative issuance of less than 5% of the Company's total outstanding shares as of January 1, 1995.

    Pursuant to the Stock Plan, stock options may be granted to any salaried employee of the Company. Once granted, the options become exercisable during an option period of three years with one-third of the total options vesting on or after the first, second and third anniversary, respectively, of the grant date. The exercise price is generally equal to the fair market price of the Company's common stock on the date of the grant and the option exercise period may not exceed ten years from the grant date. At December 31, 1996, stock options covering 707,145 shares and 717,823 shares were outstanding at an exercise price of $12.38 and $14.00, respectively, which represented the market value on the date of grant.

    Changes in 1996 and 1995 in stock options outstanding were as follows:

                                                                  1996                                      1995
                                                      -----------------------------             -----------------------------
                                                                        WTD-AVG                                   WTD-AVG
                                                         SHARES     EXERCISE PRICE                 SHARES     EXERCISE PRICE
                                                      ------------  ---------------             ------------  ---------------
Outstanding at beginning of year....................       858,360         12.38                          --            --
  Granted...........................................       806,994         14.00                     865,530         12.38
  Exercised.........................................       (14,018)        12.38                          --            --
  Expired or terminated.............................      (226,368)           --                      (7,170)           --
                                                      ------------                              ------------
Outstanding at end of year..........................     1,424,968         13.20                     858,360         12.38
                                                      ------------                              ------------
                                                      ------------                              ------------

Options exercisable at year-end.....................       268,372                                        --
Weighted average fair value of options granted
 during the year....................................  $  4,349,698                              $  3,981,438

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 10--STOCK OPTION PLANS (CONTINUED)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                         1996            1995
                                                    --------------  --------------
Expected dividend yield...........................            0.36%           0.40%
Expected stock price volatility...................           32.97%          32.24%
Risk-free interest rate...........................            6.27%           5.85%
Expected life of options..........................         5 years         5 years

If the Company had elected to recognize compensation costs based on the fair value of the options at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income and income per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                         1996            1995
                                                    --------------  --------------
Net Income--as reported (000).....................  $       21,068  $       39,812
Net Income--pro forma (000).......................  $       19,610  $       39,331
Income per common share--as reported..............  $         0.16  $         0.30
Income per common share--pro forma................  $         0.15  $         0.30

    Under the Stock Plan, restricted stock is used to implement the Bonus Stock Program operated in conjunction with the Company's Incentive Compensation Program. Eligible employees may elect to forgo up to 50% of their individual annual cash incentive compensation in exchange for restricted stock equivalent to 150% of the forgone cash award. Each eligible employee must make this election prior to a specified date in the year in which the cash award would be earned. The number of shares awarded is based on the fair market value of the Company's stock on February 15 following the year in which the incentive compensation is earned. Vesting occurs three years from the grant date. Restricted stock consists of shares of common stock that are issued to the grantee, but held by the Company during the restriction period and are subject to forfeiture based on tenure requirements. Dividends and voting rights on these securities accrue to the grantee, but the securities may not be sold, pledged, assigned, transferred or encumbered during the period of restriction.

Changes in the number of restricted shares during 1996 and 1995 were as follows:

                                                         1996            1995
                                                    --------------     -------
Outstanding at beginning of year..................          92,919              --
  Granted.........................................          24,407          92,919
  Terminated......................................         (26,017)             --
  Issued..........................................          (5,792)             --
                                                           -------          ------
Outstanding at end of year........................          85,517          92,919
                                                           -------          ------
                                                           -------          ------

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 10--STOCK OPTION PLANS (CONTINUED)
PHANTOM STOCK PLAN

    Effective July 1, 1993, the Company adopted the Phantom Stock Plan which enables the administration committee under the Phantom Stock Plan ("Committee") to grant Phantom Stock Options of Phantom Stock (as defined in the Phantom Stock
Plan) to those individuals that the Committee believes are responsible for the Company's growth and profitability. Option awards, which vest one-third per year, entitle the recipient to receive cash for the difference between the Share Value (as defined in the Phantom Stock Plan) at the date of grant and the Share Value at the date of exercise less applicable withholding taxes. The cost of the Phantom Stock Plan is accrued over the vesting period.

    At December 31, 1996 and 1995, 473,533 and 939,431 Phantom Stock Options, respectively, were outstanding. The base price per share was between $10.56 and $14.13 depending on the date of grant. Phantom Stock Plan expense was $3.7 million in 1996 and no expense was recorded in 1995. Accrued Liabilities at December 31, 1996 and 1995 included $2.2 million and $1.4 million, respectively, related to Phantom Stock Options.

DIRECTOR'S STOCK COMPENSATION PLAN

    In May 1996, the stockholders approved the Directors' Stock Compensation Plan ("Plan") under which each Eligible Director shall be granted a stock award for each quarter. Each director shall be the full owner of shares of stock granted and shall have all the rights of a stockholder. No more than 1,200 shares of stock may be awarded to a director under the Plan for any Plan year. The Plan will terminate on March 31, 2001, and the number of shares of stock which may be issued thereunder shall not exceed 200,000 shares in the aggregate. During 1996, 7,200 shares were issued under the Plan, which resulted in compensation expense of $0.1 million.

    During 1996, a director of the Company who is Chairman of the Executive and Policy Committee, received an option to acquire 50,000 shares of Common Stock under the Plan at a price of $15.375 per share, which was equal to the average of the high and low prices of a share of Common Stock on the New York Stock Exchange on March 1, 1996. The option may be exercised as to 25,000 shares on or after March 1, 1997, if the director continues as an Eligible Director until that date; the remaining 25,000 shares may be exercised on or after March 1, 1998, if the director continues as an Eligible Director until that date.

NOTE 11--PENSION PLANS

    Prior to the Spin-Off, all salaried employees of the Company were included with employees of certain other SFP affiliates in a number of pension plans, the most significant of which was the trusteed noncontributory Santa Fe Pacific Corporation Retirement Plan ("SFP Plan"). On October 1, 1994, the Company established a defined benefit pension plan, the trusteed noncontributory Santa Fe Pacific Gold Corporation Retirement Plan ("Retirement Plan") for the benefit of its salaried employees. The Retirement Plan provides benefits similar to those provided under the SFP Plan. Initial funding for the Retirement Plan was provided by a transfer of assets from the SFP Plan in an amount equivalent to the Company's proportionate share of the accumulated benefit obligation for persons covered as of the transfer date as well as an allocation of excess assets in the SFP Plan.

    The Retirement Plan complies with the Employee Retirement Income Security Act of 1974 ("ERISA") requirements and covers substantially all officers and salaried employees of the Company. Benefits payable under the Retirement Plan are based on years of service and compensation during the

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 11--PENSION PLANS (CONTINUED)
sixty highest paid consecutive months of service during the ten years immediately preceding retirement. The Company's funding policy is to contribute annually not less than the ERISA minimum, and not more than the maximum amount deductible for income tax purposes. Retirement Plan assets are invested in common stock, U.S. government securities and money market mutual funds.

    Plan assets and liabilities are measured at October 1. A reconciliation of the funded status of the Retirement Plan with amounts recorded is as follows:

                                                         1996            1995
                                                    --------------  --------------
                                                            (IN THOUSANDS)
Actuarial present value of projected benefit
  obligation:
  Vested employees................................  $        9,211  $        8,451
  Non-vested employees............................           2,074           1,599
                                                           -------         -------
  Accumulated benefit obligation..................          11,285          10,050
  Provision for future salary increases...........           3,369           2,945
                                                           -------         -------
Total projected benefit obligation................          14,654          12,995
Plan assets at fair value.........................          11,935          10,163
                                                           -------         -------
Projected benefit obligation in excess of fair
  value of plan assets............................           2,719           2,832
Unrecognized net (loss) gain......................             306            (167)
Unrecognized prior service credit.................             593             634
Unrecognized net transition asset.................              33              39
                                                           -------         -------
Accrued pension liability.........................  $        3,651  $        3,338
                                                           -------         -------
                                                           -------         -------
Major assumptions:
  Discount rate...................................            7.50%           7.25%
  Rate of increase in compensation levels.........            4.00%           4.00%

                                                         1996            1995
                                                       -------         -------
                                                            (IN THOUSANDS)
Components of pension expense:
Service cost......................................  $        1,171  $        1,030
Interest cost.....................................             933             842
Return on plan assets.............................          (1,122)         (1,740)
Net amortization and deferral.....................             193             901
                                                            ------          ------
Total.............................................  $        1,175  $        1,033
                                                            ------          ------
                                                            ------          ------
Major assumptions:
  Discount rate...................................            7.25%           8.75%
  Rate of increase in compensation levels.........            4.00%           5.75%
  Expected return on market value of plan
    assets........................................            9.50%          10.00%

    Pension expense for 1994 was $1.0 million.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 12--OTHER POST-RETIREMENT BENEFITS

    The Company provides health care and life insurance benefits for certain retired employees. Covered employees become eligible for these benefits at retirement after meeting minimum age and service requirements.

    The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. The plan also contains fixed deductible, coinsurance and out-of-pocket limitations. The medical plan was amended in 1992 to provide for the annual adjustment of retiree contributions. The life insurance plan is noncontributory and covers retirees only.

    As of June 1994, salaried employees who have rendered ten years of service after attaining age 45 are eligible for both medical benefits and life insurance coverage during retirement (collectively, the "Plans"). Prior to June 1994, salaried employees who had attained age 55 and rendered ten years of service were eligible for such benefits. This change in eligibility requirements resulted in a $0.9 million pre-tax curtailment gain in 1994 relating to employees who are not currently eligible for post-retirement medical benefits, and a negative plan amendment due to a reduction in the accumulated post-retirement benefit obligation related to remaining eligible active employees.

    The following table shows the reconciliation of the Plans' obligations to amounts accrued at December 31, 1996 and 1995. The Company uses an October 1 measurement date to value the Plans' obligations.

                                                                                                   1996       1995
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Accumulated post-retirement benefit obligation:
  Retirees and dependents......................................................................  $     581  $     496
  Fully eligible active plan participants......................................................        819        372
  Other active plan participants...............................................................      2,908      2,888
                                                                                                 ---------  ---------
    Subtotal...................................................................................      4,308      3,756
Unrecognized prior service credit..............................................................      1,458      1,699
Unrecognized net gain..........................................................................      1,811      1,588
                                                                                                 ---------  ---------
Accrued post-retirement liability..............................................................  $   7,577  $   7,043
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

Major assumptions:
  Discount rate................................................................................      7.50%      7.25%
  Medical trend rate
   i. First year...............................................................................      7.00%      8.00%
   ii. Ultimate................................................................................      4.25%      4.25%
  iii. Year ultimate reached...................................................................       2000       2000

    The unrecognized prior service credit is amortized on a straight-line basis over the average length of future service to full eligibility of the active population.

    The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation for the medical plan by $0.6 million and the aggregate of the service and interest components of net periodic post-retirement benefit cost recognized in 1996 by $0.2 million. Other Long-Term Liabilities at December 31, 1996 and 1995, included $7.6 million and $7.0 million, respectively, related to the Company's post-retirement obligations.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 12--OTHER POST-RETIREMENT BENEFITS (CONTINUED)
    Components of net periodic post-retirement benefit cost relating to the medical plan and the life insurance plan were as follows:

                                                         1996            1995            1994
                                                        ------          ------          ------
                                                                    (IN THOUSANDS)
Service cost......................................  $          646  $          619  $          722
Interest cost.....................................             270             261             355
Amortization of unrecognized prior service
  credit..........................................            (235)           (344)           (160)
Other.............................................            (119)             --             (31)
                                                             -----           -----           -----
Net periodic post-retirement benefits cost........  $          562  $          536  $          886
                                                             -----           -----           -----
                                                             -----           -----           -----

NOTE 13--RETIREMENT AND SAVINGS PLAN

    On July 1, 1994, the Company established the Santa Fe Pacific Gold Corporation Retirement and Savings Plan ("Retirement and Savings Plan") which offers eligible employees an opportunity to make long-term investments on a regular basis through salary contributions which are supplemented by employer matching contributions. Substantially all salaried and hourly employees are eligible to participate in the Retirement and Savings Plan upon completion of 30 days of service. Eligible employees may contribute up to 12% of their eligible compensation on either a before-tax or after-tax basis. The Company makes matching contributions equal to the first 4% of employee before-tax contributions, up to a maximum contribution of $6,000 per year. An employer retirement contribution equal to 2% of before-tax eligible compensation is also provided for eligible hourly employees. Participants automatically vest in their own before-tax contributions while Company matching contributions vest at a rate of 20% per year of service. Vested accounts are distributable upon a participant's disability, death, retirement or separation of service. Company contributions to the Retirement and Saving Plan, as well as certain predecessor plans in 1994, were $3.6 million, $3.1 million, $2.3 million, respectively, for the years ended December 31, 1996, 1995, and 1994.

NOTE 14--COMMITMENTS AND CONTINGENCIES

PRICE-PROTECTION PROGRAM

    The Company uses a variety of commodity instruments to minimize the effect of declines in the market price for gold on its results of operations for a period of time. The use of such instruments, however, may prevent the Company from fully participating in subsequent increases in the market price for gold.

    Commodity instruments used by the Company may include gold borrowings, fixed forward sales contracts, forward sales contracts made on a spot deferred basis ("spot deferred contracts") and purchased put and written call options contracts in combination. Under normal circumstances, counterparties under spot deferred contracts allow the Company to defer delivery of gold to a later date, if necessary, at the original contract price plus the prevailing interest-like premium.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The Company's price-protection policy allows the sale of increasing quantities of gold in the forward market as the market price for gold increases above historical averages and restricts such sales as the market price for gold decreases relative to such averages. This policy also prohibits speculative trading of commodity instruments, requires the use of creditworthy counterparties and limits the Company's maximum spot deferred position. Authority to enter into commodity instruments is vested in a limited number of officers of the Company. Additionally, monthly summaries of commodity instrument activity are provided to the Company's Board of Directors.

    At December 31, 1996, the Company had spot deferred contracts for approximately 1.7 million ounces of gold relating to production during the period January 1997 - September 1998 at sales prices ranging from $386 - $438 per ounce or a weighted average price of $416 per ounce. The Company also had purchased put options on 1.2 million ounces at an exercise price of $375 per ounce and written call options on 0.4 million ounces at an exercise price of $464 per ounce. The put and call options expire on a monthly basis throughout 1997. If the options are in the money at the date of expiration, the Company may convert the options into spot deferred contracts for delivery at some date in the future, receive or pay cash for the difference between the option exercise and market prices on that date or deliver gold against the contracts and receive the option exercise price per ounce.

FINAL RECLAMATION

    As of December 31, 1996, estimated final reclamation costs for the Company's operating mines were $56.1 million, based on current environmental and regulatory requirements. Other Long-Term Liabilities at December 31, 1996 and 1995, include $11.0 million and $8.7 million, respectively, related to final reclamation costs.

SEVERANCE BENEFITS

    The Company has a severance program for all full-time, salaried employees who are terminated or constructively terminated by the Company or by an acquiror, other than for cause, as defined in the program. The Company also has severance agreements covering certain employees who are terminated within 24 months following a change in control. During December 1996, the Company began to restructure its operations whether or not a merger occurs. As a result of that decision, certain employees were terminated in December 1996 and became entitled to receive severence benefits of $2.4 million, which are included in Merger and restructuring expenses. The Company anticipates that additional expenses under the severance program and severance agreements will be incurred during 1997.

LITIGATION

    On December 6 and 9, 1996, a total of six Company stockholders filed class action complaints against the Company and the Company's Board of Directors (collectively, "Defendants"). To date, the Defendants have been served only with the first complaint. The complaints allege, among other things, that members of the Company's Board of Directors breached their fudiciary responsibilities to the Company's stockholders by failing to consider fully the Newmont proposal to acquire the Company and that the Company's Board of Directors approved the Homestake merger transaction to ensure that certain of the Defendants would retain their positions. The actions seek, among other things, to have the Court of Chancery ("Court") order the Defendants to take various actions to cooperate with any entity or person interested in

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED) proposing a transaction with the Company and to act to maximize shareholder value and seek unspecified damages. The Defendants moved to dismiss the first complaint on January 6, 1997, and also moved to stay discovery pending resolution of the motion to dismiss. On January 22, 1997, the Court entered an order consolidating the six actions into one action. The Company intends to defend against the allegations.

    The Company is party to a number of other legal actions arising in the ordinary course of business. Although the final outcome of these actions cannot be predicted with certainty, it is the opinion of Company management that none of these actions, when finally resolved, will have a material adverse effect on the Company's financial position or results of operations.

ENVIRONMENTAL-PROTECTION REGULATION

    The Company's business is subject to government regulations relating to the mining and exploration of mineral properties, as well as the possible effects of such activities upon the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations in a manner to protect the public health and environment. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. In light of frequent changes in such laws and regulations and the inherent uncertainties in this area, the Company is unable to estimate accurately the total amount of expenditures over the long term. There are currently no actions against the Company for violations of environmental-protection laws and regulations which would have a material adverse effect on the Company's financial position or results of operations.

    Certain appeals have been filed with the Department of Interior Board of Land Appeals in conjunction with the Twin Creeks EIS, the Lone Tree Mine Plan of Operations and the Mule Canyon Mine Plan of Operations. These appeals seek to impose mitigation and other conditions on the mine operations. The Company has intervened and does not believe that such appeals have merit. An unfavorable outcome of such appeals, however, could result in additional conditions on operations which may have a material adverse effect on the Company's financial position or results of operations.

CONTINGENT LIABILITY

    In a 1993 asset exchange transaction, a wholly-owned subsidiary of Santa Fe Pacific Gold Corporation transferred a coal lease with Chaco Energy Company ("Chaco") to Hanson Natural Resources Company ("HNRC") with respect to which the subsidiary had collected $484.0 million in advance royalty payments. The lease provides for HNRC to collect another $390.0 million from 1994 through 2018 from Chaco. In the event of a title failure as stated in the lease, this subsidiary has a primary obligation to refund the advance royalty payments previously collected and has a secondary obligation as assignor to HNRC to refund any of the $390.0 million HNRC collects if HNRC fails to meet its refund obligation to Chaco. The subsidiary has an indemnity agreement with HNRC for the latter amounts. Santa Fe Pacific Gold Corporation has no direct liability to Chaco under the coal lease. The subsidiary has title insurance on the leased coal deposits in the amount of $240.0 million. Santa Fe Pacific Gold Corporation and the subsidiary regard the circumstances entitling Chaco to a refund as remote.

    Santa Fe Pacific Gold Corporation has agreed with Chaco to maintain the subsidiary's net worth at $108.0 million until July 1, 2025. As a result of this restriction, $133.5 million of consolidated retained income as of December 31, 1996, is available for payment of cash dividends, subject to restrictions contained in the Credit Facility.

        SANTA FE PACIFIC GOLD CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)
TAX INDEMNIFICATION AGREEMENT

    To protect SFP from federal and state income taxes, penalties, interest and additions to tax that could be incurred by it if the Spin-Off were determined to be a taxable event, the Company entered into an agreement with SFP under which it will indemnify SFP with respect to tax liabilities resulting from actions taken by the Company at any time during the one-year period commencing with the close of the Spin-Off. Substantially all of the actions for which the Company has indemnified SFP pursuant to this agreement were within the Company's control. The Company believes it took no actions during such one-year period that would have had such an effect.

LEASES

    The Company leases certain mining equipment and facilities, vehicles, office equipment, and other property. Future minimum lease payments for operating leases for the years 1997 through 2001 are $2.0 million, $1.5 million, $1.3 million, $0.5 million and $0.1 million, respectively. Rental expense attributable to continuing operations was $3.8 million, $3.7 million and $2.3 million in 1996, 1995, and 1994, respectively.

OTHER COMMITMENTS

    As of December 31, 1996, the Company had outstanding commitments of $49.6 million for the purchase of mining equipment and facilities, all of which will be paid during 1997. In addition, the Company has issued letters of credit totaling $0.9 million which expire from September 1997 to February 1998.

    Pursuant to a resolution of the Company's Board of Directors in December 1996, the Company will pay to a director of the Company, $1.05 million for certain advisory services this director has provided and will provide to the Company in connection with its consideration of strategic alternatives.

NOTE 15--SUMMARIZED QUARTERLY OPERATING RESULTS (UNAUDITED)

    Quarterly earnings data for the years ended December 31, 1996 and 1995 follow:

                                       FIRST     SECOND      THIRD      FOURTH
                                     ---------  ---------  ---------  ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996 Quarters
Total Operating Revenue............  $  83,307  $  81,246  $  77,372  $  101,264
Operating Income...................  $  11,645  $   9,352  $   8,257  $   13,560
Net Income.........................  $   6,228  $   5,844  $   3,502  $    5,494
Income Per Common Share............  $    0.05  $    0.04  $    0.03  $     0.04
1995 Quarters
Total Operating Revenue............  $  84,712  $  85,367  $  87,985  $   92,310
Operating Income...................  $  18,570  $  16,827  $  15,515  $   13,157
Net Income.........................  $  12,310  $  11,246  $   8,713  $    7,543
Income Per Common Share............  $    0.09  $    0.09  $    0.07  $     0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               CLASS I DIRECTORS
                    (TERMS TO EXPIRE AT 1999 ANNUAL MEETING)

    DAVID H. BATCHELDER, 47, was elected a Director in 1996. Since March 1996, Mr. Batchelder has been a managing member of Relational Investors LLC, the General Partner of Relational Investors LP, an active investing limited partnership. Since 1988, Mr. Batchelder has been Chief Executive Officer of Batchelder & Partners, Inc., a financial advisory and investment banking firm based in San Diego, California. From 1978 to 1987, Mr. Batchelder was an employee of Mesa Petroleum Company, and he served as President and Chief Operating Officer from January 1986 to February 1987. He is currently a director of Morrison Knudsen Corporation and Chairman of MacFrugal's Bargains-Close-outs, Inc. Mr. Batchelder serves on the Audit Committee and the Committee on Directors.

    ROBERT D. KREBS, 54, was elected a Director in 1991. Since September 1995, Mr. Krebs has served as President and Chief Executive Officer, and since January 1997 as Chairman of Burlington Northern Santa Fe Corporation. From June 1988 to September 1995, Mr. Krebs served as Chairman, President and Chief Executive Officer of Santa Fe Pacific Corporation (until September 1994, the parent of the Corporation). From July 1987 to June 1988, he served as President and Chief Executive Officer of Santa Fe Pacific Corporation. Mr. Krebs is a director of Burlington Northern Santa Fe Corporation, Burlington Northern Inc., Phelps Dodge Corporation, Northern Trust Corporation, Santa Fe Pacific Pipelines, Inc. and Burlington Northern Railroad Company. Mr. Krebs serves on the Compensation and Benefits Committee and the Committee on Directors.

    RICHARD J. STOEHR, 69, was elected a Director in 1994. Mr. Stoehr is currently a consultant to various entities in the mining and minerals business and was formerly Senior Vice President and a director of Homestake Mining Company. Mr. Stoehr chairs the Committee on Directors and also serves on the Audit Committee.

                               CLASS II DIRECTORS
                    (TERMS TO EXPIRE AT 1997 ANNUAL MEETING)

    JAMES T. CURRY, 60, was elected a Director in 1994. In 1991, Mr. Curry retired as Chief Executive Officer of the Minerals Division, and as a director, of Broken Hill Proprietary Ltd. Mr. Curry is a director of SRI International. Mr. Curry serves on the Executive and Policy Committee and the Audit Committee.

    DONALD W. GENTRY, 54, was elected a Director in 1994. Dr. Gentry is Professor of Mining Engineering at the Colorado School of Mines. In addition, Dr. Gentry is a consultant in the areas of mine valuation, corporate planning, investment decision analysis, and project financing. Dr. Gentry serves on the Compensation and Benefits Committee and the Audit Committee.

    GEORGE B. MUNROE, 75, was elected a Director in 1994. Mr. Munroe retired as Chairman of the Board of Directors and Chief Executive Officer of Phelps Dodge Corporation in February 1987. From December 1983 to April 1994, Mr. Munroe served as a director of Santa Fe Pacific Corporation (until September 1994, the parent of the Corporation). Mr. Munroe is a director of The New York Times Company. Mr. Munroe chairs the Audit Committee and serves on the Executive and Policy Committee.

                              CLASS III DIRECTORS
                    (TERMS TO EXPIRE AT 1998 ANNUAL MEETING)

    PATRICK M. JAMES, 51, was elected a Director of the Company in 1984. Mr. James has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1, 1995, and has served as the Company's President since January 1994. From January 1991 until he assumed the presidency, he served as Executive Vice President and, from January 1991 through December 1994, served as the Company's Chief Operating Officer. He has been employed by the Company or its affiliates in various capacities since 1979. Mr. James serves on the Executive and Policy Committee and the Committee on Directors.

    JEAN HEAD SISCO, 71, was elected a Director in 1994. Mrs. Sisco is a partner in Sisco Associates, a management consulting firm. From 1975 to September 1995, she served as a director of Santa Fe Pacific Corporation (until September 1994, the parent of the Company). She is also a director of Chiquita Brands International, K-Tron International, Inc., American Funds Tax Exempt Series I, The Neiman Marcus Group, Inc., Textron Inc., and Washington Mutual Investors Fund. Mrs. Sisco chairs the Compensation and Benefits Committee and serves on the Committee on Directors.

    PETER STEEN, 66, was elected a Director effective March 1, 1996. Mr Steen has a long history in the management of mining companies having served as President and Chief Executive Officer of Inspiration Consolidated Copper Company (1978-1983), President and Chief Executive Officer of International Corona Corporation (1986-1992), President and Chief Operating Officer of Homestake Mining Company (1992-1994), President and Chief Executive Officer of Lac Minerals Ltd. (1994), and most recently as Chairman of Eldorado Corporation Ltd. Mr. Steen chairs the Executive and Policy Committee and serves on the Compensation and Benefits Committee.

               OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

    BOARD OF DIRECTORS MEETINGS. The Board of Directors met nine times in 1996. All members of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of its Committees on which they are members, except for Mr. Curry who attended eight of the nine meetings of the Board of Directors, six of the seven Executive and Policy Committee meetings and one of the three Compensation and Benefits Committee meetings held while he was a member of the Compensation and Benefits Committee through May 1996.

    COMMITTEES OF THE BOARD OF DIRECTORS. The Board of Directors has established an Executive and Policy Committee, a Compensation and Benefits Committee, an Audit Committee, and a Committee on Directors.

    The Executive and Policy Committee was formed as of March 1, 1996, to perform the functions of the former Executive Committee and the Policy Committee which were discontinued as of that date. The Executive Committee had not met in 1995. The Policy Committee had met four times in 1995. The Executive and Policy Committee met seven times during 1996. The principal functions of the Executive and Policy Committee are to meet on a regular basis to discuss major issues affecting the Corporation, to make recommendations on such major issues to the Board of Directors and the Chief Executive Officer, to facilitate communication between the Board of Directors and the Chief Executive Officer, and to exercise the powers of the Board of Directors in the management of the business and affairs of the Company when the Board of Directors is not in session. Peter Steen as Chairman, Patrick M. James, James T. Curry, and George B. Munroe currently serve on the Executive and Policy Committee.

    The Compensation and Benefits Committee met five times during 1996. The principal functions of the Compensation and Benefits Committee are to administer and make recommendations to the Board of Directors concerning executive and employee benefits, compensation and retirement plans, management organization, election of officers and membership of committees appointed under retirement plans. No member of the Compensation and Benefits Committee is an employee of the Company or its subsidiaries. Members of the Compensation and Benefits Committee are not eligible to participate in any benefit plans of the Corporation that they administer. Jean Head Sisco as Chairman, Donald W. Gentry, Robert D. Krebs, and Peter Steen currently serve on the Compensation and Benefits Committee.

    The Audit Committee met three times during 1996. The principal functions of the Audit Committee include recommending to the Board of Directors the engagement of independent accountants, overseeing the financial reporting process, and overseeing the performance and reviewing the scope of the audit function of the Company's independent accountants and internal auditor. The Audit Committee also reviews, among other things, audit plans and procedures, the Company's policies with respect to conflicts of interest and the prohibition on the use of corporate funds or assets for improper purposes, changes in accounting policies and the use of independent accountants for non-audit services. No member of the Audit Committee is an employee of the Company or its subsidiaries. George B. Munroe as Chairman, David H. Batchelder, James T. Curry, Donald W. Gentry, and Richard J. Stoehr currently serve on the Audit Committee.

    The Committee on Directors met three times during 1996. The principal functions of the Committee on Directors are to consider and recommend to the Board of Directors candidates to fill vacancies on the Board of Directors, assignment of Directors to Committees of the Board of Directors, and certain policies for the Board of Directors. The Committee on Directors also administers the Company's Directors' Stock Compensation Plan described below. Richard J. Stoehr as Chairman, David H. Batchelder, Jean Head Sisco, Patrick M. James and Robert D. Krebs currently serve on the Committee on Directors. The Committee on Directors will consider nominees for Directors recommended by stockholders. Any such recommendation, together with the nominee's qualifications and consent to being considered as a nominee, should be sent, in writing, to the Secretary of the Company on or before December 1 of the year preceding the Annual Meeting of Stockholders.

                               EXECUTIVE OFFICERS

    Each executive officer of the Company is elected for an indefinite term and serves until her or his successor is elected or appointed or until her or his earlier death, resignation or removal. The current executive officers of the Company, their ages and positions are as follows:

NAME                                                AGE                               POSITION
----------------------------------------------      ---      -----------------------------------------------------------
Patrick M. James..............................          51   Chairman, President and Chief Executive Officer
LeRoy E. Wilkes...............................          54   Executive Vice President and Chief Operating Officer
Bruce D. Hansen...............................          39   Senior Vice President--Corporate Development
David A. Smith................................          52   Vice President and Chief Financial Officer
Ronald L. Parratt.............................          48   Vice President--Exploration
Linda K. Wheeler..............................          43   Controller
Wayne Jarke...................................          47   General Counsel and Secretary

    The business background of each of the above executive officers is described below.

    Bruce D. Hansen began working for the Company in 1982. He has held the positions of Mining Engineer, Manager of Business Development, Director of Corporate Development, Vice President-- Finance and Development, and, since April 1994, his current position of Senior Vice President--Corporate Development. Prior to joining the Company, Mr. Hansen held engineering positions with Consolidation Coal Company, Union Oil Company's Molycorp Division and Phillips Coal Company.

    Patrick M. James was elected Chairman and Chief Executive Officer of the Company in October 1994, assuming those positions on January 1, 1995. He has held the position of President of the Company since January 1994. From January 1991 through January 1994, he was the Executive Vice President and Chief Operating Officer. He has been a director of the Company since 1984. He has been with the Company since 1979, working in various positions including Manager of Underground Mining, Manager of Mine Construction, and Vice President--Operations. Prior to joining the Company, Mr. James worked in a variety of engineering and management positions for Kerr-McGee Corporation, Peter Kiewit Sons Company, and Gulf Mineral Resources Corporation.

    Wayne Jarke has been an employee and the General Counsel of the Company since September 1990 and has been Secretary of the Company since July 1993. From 1975 to September 1990, Mr. Jarke provided legal services to the Company as a lawyer employed by either Santa Fe Railway (1975-1978), Santa Fe Industries, Inc. (1978-1985), or SFP (1985-1990). Since 1979, Mr. Jarke has been responsible for managing the legal affairs of the Company and for directing the efforts of staff and outside legal counsel.

    Ronald L. Parratt joined the Company's predecessor in 1978 and has held the position of Vice President--Exploration since October 15, 1996. His prior positions with the Company included Director-- North America Exploration, Director--U.S. Exploration, Director--Minerals Exploration Northwest Region, Manager--Minerals Exploration Northwest Region and Senior Geologist. Prior to his employment with the Company's predecessor, Mr. Parratt was employed as a geologist by Stauffer Chemical Company.

    David A. Smith began his employment with the Company as Vice President and Chief Financial Officer in late April 1994. Prior to joining the Company, Mr. Smith was employed by Catellus, a real estate development and management corporation, during the period from 1989 to 1994 in the positions of Vice President--Finance, Vice President and Chief Financial Officer, and finally as Senior Vice President and Chief Financial Officer. Mr. Smith was employed by SFP from 1984 to 1989, as Director of Finance, and as Assistant Vice President--Finance. Prior to 1984, Mr. Smith was employed by Southern Pacific Company.

    Linda K. Wheeler has been employed by the Company since 1983 and was appointed as Controller in May 1994. Prior to this appointment, she had been Assistant Controller since May 1990 and previously had held other positions with the Company related to accounting and taxation. Before joining the Company, Ms. Wheeler had been employed with a predecessor to Santa Fe Energy Resources, Inc., in the field of taxation. Ms. Wheeler is a certified public accountant in the State of New Mexico.

    LeRoy E. Wilkes joined the Company in May 1995 and held the position of Senior Vice President-- Operations until February 1996, when he became Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Wilkes was Executive Vice President for Washington Corporations from 1988 until 1995. Mr. Wilkes was employed as Vice President and General Manager for Ridgeway Mining Company from 1986 to 1988 and in the positions of Director of Business Development and General Manager for Anaconda Minerals Company from 1974 to 1982. Prior to that he worked in supervisory positions for Columbia Cement Corporation and Kennecott Copper Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table summarizes, for the years indicated, compensation received by the Company Executive Officers for fiscal year ended December 31, 1996. Such officers served as Chief Executive Officer or were one of four most highly compensated executive officers (other than the Chief Executive Officer) for the fiscal year ended December 31, 1996.

                                                                                                    LONG TERM COMPENSATION
                                                                                                                    AWARDS
                                                          ANNUAL COMPENSATION                      --------------------------
                                      -----------------------------------------------------------    SECURITIES
                                                                       OTHER ANNUAL   RESTRICTED     UNDERLYING
                                                              BONUS    COMPENSATION      STOCK        OPTIONS/
NAME AND PRINCIPAL POSITION             YEAR      SALARY       (1)          (2)        AWARDS(3)     SARS(#)(4)      PAYOUTS
------------------------------------  ---------  ---------  ---------  -------------  -----------  ---------------  ---------
Patrick M. James....................       1996  $ 307,500  $      --   $        --    $      --         70,420     $ 154,077
  Chairman, President & Chief              1995    300,000     54,690            --       82,041         75,840            --
  Executive Officer                        1994    202,627    106,801        25,036      160,202             --            --


                                        ALL OTHER
                                      COMPENSATION
NAME AND PRINCIPAL POSITION                (5)
------------------------------------  -------------
Patrick M. James....................    $  25,963
  Chairman, President & Chief              25,356
  Executive Officer                         7,327

                                                                                                    LONG TERM COMPENSATION
                                                                                                                    AWARDS
                                                          ANNUAL COMPENSATION                      --------------------------
                                      -----------------------------------------------------------    SECURITIES
                                                                       OTHER ANNUAL   RESTRICTED     UNDERLYING
                                                              BONUS    COMPENSATION      STOCK        OPTIONS/
NAME AND PRINCIPAL POSITION             YEAR      SALARY       (1)          (2)        AWARDS(3)     SARS(#)(4)      PAYOUTS
------------------------------------  ---------  ---------  ---------  -------------  -----------  ---------------  ---------
LeRoy E. Wilkes.....................       1996  $ 204,167  $      --   $        --    $      --         27,180     $      --
  Executive Vice President &               1995    141,667     16,084            --       24,121         24,910            --
  Chief Operating Officer                  1994         --         --            --           --             --            --

David A. Smith......................       1996  $ 159,671  $      --   $        --    $      --         20,920     $  28,966
  Vice President &                         1995    156,925     23,915            --       35,871         22,970            --
  Chief Financial Officer                  1994    107,165     42,335         8,189       63,503         20,593            --

David K. Hogan......................       1996  $ 162,025  $      --   $        --    $      --         20,700     $ 170,502
  Vice President--Engineering              1995    162,025      7,421            --       11,130         20,230            --
  & Development                            1994    153,707     92,015        22,013       34,506             --            --

Wayne Jarke.........................       1996  $ 141,813  $      --   $        --    $      --         12,180     $      --
  General Counsel &                        1995    143,625     16,371            --       12,273         12,610            --
  Secretary                                1994    137,942     73,282       537,562       43,973             --            --


                                        ALL OTHER
                                      COMPENSATION
NAME AND PRINCIPAL POSITION                (5)
------------------------------------  -------------
LeRoy E. Wilkes.....................    $  10,467
  Executive Vice President &               44,056
  Chief Operating Officer                      --
David A. Smith......................    $   7,416
  Vice President &                         22,156
  Chief Financial Officer                  17,481
David K. Hogan......................    $  11,054
  Vice President--Engineering              12,363
  & Development                             5,816
Wayne Jarke.........................    $   6,000
  General Counsel &                         7,275
  Secretary                                 5,078

------------------------

(1) For the years 1994 and 1995, the Company Executive Officers exchanged up to 50% of their annual incentive bonus for Restricted Stock awards pursuant to the Company's Bonus Stock Program under the LTISP. Each award of Restricted Stock was the number of shares having a market value (as defined in the Bonus Stock Program) at the date of grant equal to 1.5 times the amount of annual incentive bonus exchanged. For 1994, Mr. James exchanged $106,801 for 15,630 shares of Common Stock; Mr. Smith exchanged $42,335 for 6,195 shares; Mr. Hogan exchanged $23,004 for 3,366 shares; and Mr. Jarke exchanged $29,313 for 4,290 shares; all based on a market value of $10.25 per share on the grant date, February 15, 1995. For 1995, Mr. James exchanged $54,690 for 5,027 shares; Mr. Wilkes exchanged $16,084 for 1,478 shares; Mr. Smith exchanged $23,915 for 2,198 shares; Mr. Hogan exchanged $7,421 for 682 shares; and Mr. Jarke exchanged $8,186 for 752 shares; all based on a market value of $16.32 per share on the grant date, February 15, 1996. The Company Executive Officers have not exchanged any 1996 annual incentive bonus for Restricted Stock awards in 1997. The amounts shown in this column for the Company Executive Officers who participated in the Bonus Stock Program for 1994 and 1995 represent cash received.

(2) Net value of options for common stock of SFP, the former parent of the Company, exercised during 1994. Includes tax adjustments for certain relocation and club membership expense. Includes amounts deferred under SFP's retirement and savings plan and supplemental retirement and savings amounts deferred under SFP's retirement and savings plan and supplemental retirement and savings plan maintained by SFP during 1994. Includes amounts deferred under the Retirement and Savings Plan and the Supplemental Retirement and Savings Plan during 1994.

(3) Amounts represent the value of the Restricted Stock shares granted on the date of the award. On December 31, 1996, the Company Executive Officers held the following numbers of shares of Restricted Stock which had the following aggregate value on such date based on the NYSE closing price of Common Stock on the last trading day of 1996 of $15.375 per share: Mr. James, 20,657 shares worth $317,601; Mr. Wilkes, 1,478 shares worth $22,724; Mr. Smith, 8,393 shares worth $129,042; Mr. Hogan, 4,048 shares worth $62,238; and Mr. Jarke, 5,042 shares worth $77,521.

(4) Represents number of options granted under the Company's Phantom Stock Plan in 1994 (in the case of Mr. Smith) and the LTISP in 1995 and 1996.

(5) Includes matching contributions made by SFP and earnings on contributions pursuant to SFP's retirement and savings plan and supplemental retirement and savings plan during 1994. Includes matching contributions made by the Company and earnings on contributions pursuant to the Retirement and Savings Plan and the Supplemental Retirement and Savings Plan during 1994, 1995 and 1996. Includes relocation payments to Mr. Smith in 1994.

    All Other Compensation for 1996, the last fiscal year, includes the amounts shown in the following table for the Company Named Executive Officers.

                                                                    MR. JAMES   MR. WILKES    MR. SMITH    MR. HOGAN    MR. JARKE
                                                                   -----------  -----------  -----------  -----------  -----------
Matching contributions to the Retirement and Saving Plan.........   $   6,001    $   5,995    $   6,000    $   6,000    $   5,673
Matching contributions to the Supplemental Retirement and Savings       8,518        2,703        1,309          754          327
  Plan...........................................................
Above-market earnings on contributions to the Supplemental             11,444        1,769          107        4,300          -0-
  Retirement and Savings Plan....................................
                                                                   -----------  -----------  -----------  -----------  -----------
    Total........................................................   $  25,963    $  10,467    $   7,416    $  11,054    $   6,000
                                                                   -----------  -----------  -----------  -----------  -----------
                                                                   -----------  -----------  -----------  -----------  -----------

                           OPTION/SAR GRANTS IN 1996

    The Following table sets forth certain information with respect to options to acquire Common Stock that were granted during 1996 to each Executive Officer under the Company's stock option plans.

                                                                                                          POTENTIAL REALIZABLE
                                                                  % OF TOTAL                                VALUE AT ASSUMED
                                                       NO. OF       OPTIONS     EXERCISE                 ANNUAL RATES OF STOCK
                                                     SECURITIES   GRANTED TO       OR                    PRICE APPRECIATION FOR
                                                     UNDERLYING    EMPLOYEES      BASE                        OPTION TERM
                                                       OPTIONS     IN FISCAL      PRICE     EXPIRATION   ----------------------
NAME                                                   GRANTED       YEAR        ($/SH)        DATE         5%          10%
---------------------------------------------------  -----------  -----------  -----------  -----------  ---------  -----------
Patrick M. James...................................      70,420          8.7%   $   14.00    07/01/2006  $ 620,015  $ 1,571,239
LeRoy E. Wilkes....................................      27,180          3.4%   $   14.00    07/01/2006  $ 239,307  $   606,451
David A. Smith.....................................      20,920          2.6%   $   14.00    07/01/2006  $ 184,191  $   466,775
David K. Hogan.....................................      20,700          2.6%   $   14.00    07/01/2006  $ 182,254  $   461,867
Wayne Jarke........................................      12,180          1.5%   $   14.00    07/01/2006  $ 107,239  $   271,765

OPTION/SAR EXERCISES AND FISCAL YEAR-END VALUES

    The following table sets forth information with respect to the individuals named in the Summary Compensation Table concerning unexercised options under the LTISP and the Phantom Stock Plan held as of the end of 1996.

           AGGREGATED STOCK OPTION/SAR EXERCISES IN 1996 AND YEAR-END
                               OPTION/SAR VALUES

                                                                           NO. OF SECURITIES      VALUE OF UNEXERCISED
                                                                        UNDERLYING UNEXERCISED        IN- THE-MONEY
                                            NO. OF SHARES                OPTIONS/SARS AT YEAR     OPTIONS/SARS AT YEAR
                                             ACQUIRED ON       VALUE              END                    END(5)
NAME                                          EXERCISE       REALIZED   EXERCISEABLE/UNEXERCISEABLE EXERCISEABLE/UNEXERCISABLE
----------------------------------------  -----------------  ---------  -----------------------  -----------------------
Patrick James...........................              0        154,077            0/70,420(4)                0/96,828
                                                                             25,280/50,560(3)          75,713/151,427
                                                                                  14,561/0(1)                70,111/0
LeRoy E. Wilkes.........................              0              0            0/27,180(4)                0/37,372
                                                                              8,304/16,606(3)           24,870/49,735
David A. Smith..........................              0         28,966            0/20,920(4)                0/28,765
                                                                              7,657/15,313(3)           22,933/45,862
                                                                               6,864/6,865(2)           12,664/12,666
David K. Hogan..........................              0        170,502            0/20,700(4)                0/28,462
                                                                              6,744/13,486(3)           20,198/40,390
Wayne Jarke.............................              0              0            0/12,180(4)                0/16,748
                                                                               4,204/8,406(3)           12,591/25,176
                                                                                  26,100/0(1)               125,671/0

------------------------

(1) Dollar values are calculated by determining the difference between the fair market value of the securities underlying the Phantom Stock Options at year-end ($15.375) and the exercise or base price of the options ($10.56).

(2) Dollar values are calculated by determining the difference between the fair market value of the securities underlying the Phantom Stock Options at year end ($15.375) and the exercise or base price of the options ($13.53).

(3) Dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at year end ($15.375) and the exercise or base price of the options ($12.38).

(4) Dollar values are calculated by determining the difference between the fair market value of the securities underlying the options at year end ($15.375) and the exercise or base price of the options ($14.00).

(5) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise or base price of the option.

RETIREMENT PLANS

    The Company maintains a Retirement Plan and a Supplemental Retirement Plan. The following table shows the estimated annual benefits to a covered participant at normal retirement age (age 65) under the Retirement Plan, as supplemented by the Supplemental Retirement Plan, for various levels of compensation and years of service. Benefit figures shown are amounts payable based on a straight-line annuity assuming retirement by the participant at the normal retirement age of 65 without a joint survivorship provision and are not subject to any offsets for Social Security.

                               PENSION PLAN TABLE

                                                     ESTIMATED ANNUAL BENEFITS FOR YEARS OF SERVICE SHOWN
                                                                              ($)
                                                     -----------------------------------------------------
REMUNERATION (1)                                        15         20         25         30         35
---------------------------------------------------  ---------  ---------  ---------  ---------  ---------
$125,000...........................................     27,363     36,484     45,604     54,725     63,846
 150,000...........................................     33,363     44,484     55,604     66,725     77,846
 175,000...........................................     39,363     52,484     65,604     78,725     91,846
 200,000...........................................     45,363     60,484     75,604     90,725    105,846
 225,000...........................................     51,363     68,484     85,604    102,725    119,846
 250,000...........................................     57,363     76,484     95,604    114,725    133,846
 300,000...........................................     69,363     92,484    115,604    138,725    161,846
 400,000...........................................     93,363    124,484    155,604    186,725    217,846
 450,000...........................................    105,363    140,484    175,604    210,725    245,846
 500,000...........................................    117,363    156,484    195,604    234,725    273,846

------------------------

(1) Compensation is equal to the highest yearly average compensation for any 60 consecutive months in the past 10 years. Compensation for purposes of the Retirement Plan and the Supplemental Retirement Plan includes salary and bonus as set forth in the Santa Fe Summary Compensation Table.

    The 1996 compensation taken into account for purposes of determining the aggregate pension benefit under both retirement plans was $307,500 for Mr. James, $204,167 for Mr. Wilkes, $159,671 for Mr. Smith, $162,065 for Mr. Hogan and $141,813 for Mr. Jarke. As of December 31, 1996, Messrs. James, Wilkes, Smith, Hogan and Jarke had approximately 17, 2, 23, 6 and 21 years of benefit services, respectively.

    DIRECTORS' COMPENSATION

    The Directors' Stock Compensation Plan was approved by the stockholders at the 1996 Annual Meeting of Stockholders. The Company implemented a revised compensation policy for Directors who are not employees of the Company or any of its subsidiaries, effective as of April 1, 1996. Under the revised policy, Directors who are not employees of the Company or any of its subsidiaries will receive an annual retainer fee of $12,000, paid quarterly, plus a grant of 1,200 shares of Common Stock per year under the Directors' Stock Compensation Plan. The grant of Common Stock is made at the rate of 300 shares at the end of each calendar quarter beginning with the second quarter of 1996. Directors who are not employees of the Company or its subsidiaries will also be paid an attendance fee of $1,000 for each Board of Directors meeting and $800 for each Committee meeting attended ($1,200 for a Committee Chairman), plus expenses for each meeting.

    Prior to April 1, 1996, Directors who were not employees of the Company or its subsidiaries received an annual retainer fee of $20,000, an attendance fee of $800 for each meeting of the Board of Directors and each Committee meeting attended ($1,200 for the Committee Chairman), plus expenses for each Board of Directors meeting or Committee meeting attended.

    As an inducement to Peter Steen to become a member of the Board of Directors and the Chairman of the Executive and Policy Committee, the Company has agreed to pay him a fee as Chairman of the Executive and Policy Committee of $25,000 in arrears for each three-month period of service in that position beginning March 1, 1996, which fee will be in lieu of attendance fees for that Committee. Under the Directors' Stock Compensation Plan, Mr. Steen will also receive the stock options described below in connection with the Directors' Stock Compensation Plan.

    As Chairman of the Executive and Policy Committee, Peter Steen received an option to acquire 50,000 shares of Common Stock at a price of $15.375 per share, which is equal to the average of the high and low prices of a share of Common Stock on the New York Stock Exchange on March 1, 1996. The option may be exercised as to 25,000 shares on or after March 1, 1997, if Mr. Steen continues as an Eligible Director until that date; may be exercised as to the remaining 25,000 shares on or after March 1, 1998, if Mr. Steen continues as an Eligible Director until that date; and is otherwise subject to the Stock Plan.

    Pursuant to a resolution of the Board of Directors on December 5, 1996, the Company will pay to David H. Batchelder $1,050,000 for certain advisory services Mr. Batchelder has provided and will provide to the Company in connection with its consideration of strategic alternatives. Such amount is payable in quarterly installments of $87,500, or as to remaining installments, upon termination of Mr. Batchelder's assignment by the Board of Directors, if earlier.

    DIRECTOR RETIREMENT POLICY

    Effective March 1, 1995, the Board of Directors adopted a Director Retirement Policy for the Company providing that no individual shall serve as a Director beyond the annual meeting of stockholders on or following his or her own 75th birthday and providing that a Director who is also an employee of the Company shall retire as a Director effective as of termination of his or her employment with the Company.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

    SEVERANCE AGREEMENTS. The Company has in effect severance agreements ("Severance Agreements") with 27 current executive and key employees (including each of the individuals named in the Summary Compensation Table). The Severance Agreements are intended to encourage such employees to remain in the employ of the Company. The Company's obligations under each Severance Agreement are triggered if such person's employment is terminated within 24 months following a change in control (as defined). Under each Severance Agreement, a terminated person would receive a cash severance payment equal to (i) two (2) times the higher of (a) the person's annual base salary as in effect immediately prior to the date of termination or, (b) the highest annual base salary paid to the person during the period of twenty-four (24) months prior to the change in control (as defined) related to termination of the person's employment, plus
(ii) two (2) times the maximum incentive award payable to the person under any annual bonus or incentive plan maintained by the Company, for the fiscal year during which the date of termination occurs or, if higher, for the fiscal year during which first occurs an event or circumstance constituting good reason (as defined), assuming for purposes hereof that the person had been employed by the Company for all of such year, that all performance objectives for such year had been met at the maximum levels and that the person had been entitled to a full award thereunder. The Severance Agreements also provide for the continuation of health care and life insurance and also provide for certain other benefits such as outplacement services and relocation benefits. Notwithstanding the forgoing, the benefits payable under the Severance Agreements will be reduced to the extent necessary to assure that the Company will not lose its ability to deduct any such payments for federal income tax purposes by virtue of Section 280G of the Code ("Parachute Payment Limit"). The Severance Agreements also provide that such person may elect to receive severance benefits over an extended period of time (without interest), rather than in a lump sum payment, in accordance with the following options ("Extended Payments"): (i) in equal monthly installments over a period not to exceed 36 months; (ii) if such person has reached age 55 and accrued 10 years of pension vesting service at the time of termination, over a period of time ending on the earliest to occur of (A) the date such person commences receiving benefits under the Company's qualified pension plan, (B) attainment of age 65 and (C) attainment of age 62 and accrual of 30 years of pension vesting service; and (iii) if such person has reached age 40 and the sum of such person's age and number of years of pension vesting service equals or exceeds 50 at the time of termination, over a period of time ending on the date such person commences receiving benefits under the Company's qualified pension plan. Any such person electing to receive Extended Payments will be entitled to receive continued health and welfare coverage and will continue to accrue service credit under the Company's Supplemental Retirement Plan so long as the Extended Payments continue.

    SEVERANCE PROGRAM. The Corporation has a severance program ("Severance Program") for all full-time, salaried employees who are terminated or constructively terminated by the Company or by an acquiring company, other than for Cause (as defined in the Severance Program). However, following a change in control (as defined in the Severance Agreements), an employee who has entered into a Severance Agreement is not eligible to receive duplicate benefits under both a Severance Agreement and the Severance Program. A participant in the Severance Program is generally entitled to an amount of up to one year's pay based upon the participant's age, length of service and current salary, or in certain circumstances, early retirement supplemental payments, provided that the aggregate of such payments does not exceed two years' salary for the year preceding the year in which termination occurs. In addition, a participant is entitled to continuation of health and life insurance benefits for two years or for the duration of severance payments, whichever is longer. Each January 1, the term of the Severance Program is automatically extended for an additional one-year period, unless by September 30 of the prior year the Company has given notice that the Severance Program will not be so extended. Following a Change in Control the Severance Program may not be modified or terminated for 24 months. The payments and benefits provided by the Severance Program are subject to the Parachute Payment Limit.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Jean Head Sisco, Robert D. Krebs, Donald W. Gentry and James T. Curry serve on the Compensation and Benefits Committee, with Jean Head Sisco serving as Chairman. No member of this Committee is a current or former employee of the Corporation.

COMPENSATION AND BENEFITS COMMITTEE REPORT ON EXECUTIVE COMPENSATION.

    The Compensation and Benefits Committee ("Committee") of the Board of Directors is composed entirely of outside directors, none of whom are employees or former employees of the Company or its subsidiaries. The Committee is responsible for the overall executive compensation strategy of the Company, the ongoing monitoring of the strategy's implementation, and recommendations to the Board of Directors to implement such strategies.

    EXECUTIVE OFFICERS COMPENSATION POLICY. The Company's executive compensation policy, as recommended by the Committee, has four overall objectives: (1) to align the interests of the Company's executives with those of the Company's stockholders; (2) to link compensation to the performance of the Company, as well as to the individual contribution of each executive; (3) to emphasize variable as opposed to fixed compensation; and (4) to compensate executives at a level which is competitive in the marketplace so that the Company can continue to attract, motivate, and retain executives with outstanding abilities.

    MANAGEMENT OF ANNUAL COMPENSATION. The Committee's executive compensation strategy encompasses conservatively managing fixed compensation and emphasizing variable, results-oriented compensation, while ensuring that it offers a competitive total compensation package to executives. The Committee monitors total remuneration data on an annual basis to ensure that the Company is appropriately aligned with the market for executive talent. Base salaries for all executives and for all other salaried employees are based upon salary ranges which are conservatively established for each position. Salary ranges are determined through annual competitive salary surveys. In addition, each employee's salary is based on an annual assessment of his or her performance.

    The Committee compares the compensation levels of the Company with those of gold mining corporations of comparable size, revenues, and employee base. The Hay Group databases of gold mining companies were the basis for comparing compensation levels with respect to executives employed by the Company. Based upon the study, it was determined that the Company is below the 50th percentile of total compensation for all executive employees. For 1997, base executive salaries and benefits have been set at conservative levels and total compensation is tied directly to performance levels. Thus, executive compensation will be largely variable and should fluctuate with the performance of the Company and stockholder value.

    PERFORMANCE-BASED EXECUTIVE COMPENSATION PLANS. The Committee seeks to tie compensation to the Company's performance and individual performance through incentive plans maintained by the Company. Executives of the Company participate in the Santa Fe Pacific Gold Corporation Incentive Compensation Plan ("Incentive Plan"). The Incentive Plan provides for the establishment of annual performance goals which include performance goals for the Company and may include individual productivity objectives. Under the Incentive Plan, the principal goals for executives are achievement of a targeted level of operating income for the Company which is set at the beginning of each year based upon an aggressive evaluation of the operating income estimated to the attainable by the Company in that year, the growth in gold reserves and annual gold production. Up to 10% of the total annual award may be based on individual productivity objectives which are derived from the Company's key strategic objectives during each calendar year. A participant's compensation depends on the goals achieved, with the maximum eligibility award during 1997 being an amount between 10 percent and 100 percent of a participant's salary.

    An incentive and retention program ("Bonus Stock Program") implemented under the Company's Long Term Incentive Stock Plan (described below) in connection with the Incentive Plan provides each executive and other key employees the opportunity to exchange up to 50 percent of the amount that would otherwise have been payable in cash to such executive or employee as an annual incentive bonus for an award of restricted Common Stock ("Restricted Stock"). The number of shares of Restricted Stock subject to such an award will be the number of shares having a market value at the date of grant equal to 1.5 times the bonus amount forgone.

    The Committee determined that providing participants with shares of Restricted Stock having an initial 50% premium above the amount of cash that would otherwise be payable to them is necessary and appropriate to encourage stock ownership by executives and other key employees.

    In general, shares of Restricted Stock awarded under the Bonus Stock Program will vest on the third anniversary of the award, except that all such awarded shares will become vested upon the occurrence of certain events (death of the participant or a change in control of the Company ) and that a pro rata portion of such shares may vest upon the occurrence of certain other events (such as retirement or an involuntary termination of employment without cause).

    The Committee approved the Bonus Stock Program to achieve two objectives. First, the Committee believed that the amount of the Common Stock owned by executives should be increased to align further the economic interests of management with those of stockholders. Second, the Committee believed it was necessary to enhance the retentive effort of the Company's compensation practices through an award that provided an incentive to the executives to enhance stockholder value and to remain in the Company's employ.

    The Committee has undertaken to review the impact upon the Company of recent federal tax law changes disallowing the deductibility of certain executive compensation in excess of $1 million unless it is performance-based (as defined in applicable federal tax regulations). The tax law changes apply to compensation in excess of $1 million paid to the chief executive officer and the other four highest compensated officers of publicly held corporations. In 1997, it is expected that no officer of the Corporation will earn compensation in excess of $1 million that is not performance-based.

    LONG-TERM INCENTIVE PLANS. Annual incentive awards are made pursuant to the Company's Long Term Incentive Stock Plan ("LTISP"). Each of the five named executives of the Company received a grant during 1996 of non-qualified stock options (as defined in the LTISP). Non-qualified stock options vest one-third per year.

    The purpose of the LTISP is to align the interests of the Company's salaried employees with those of the stockholders of the Company by encouraging significant stock ownership and superior performance by salaried employees by allowing the Company to award several forms of incentive compensation to employees. The LTISP is also intended to assist the Company in attracting and retaining the services of qualified, capable salaried employees. Options, Restricted Stock, Performance Shares, Performance Units and Stock Appreciation Rights ("Awards") may be granted under the LTISP. The LTISP provides for equitable adjustment of the number of shares subject to the Plan and to the terms of any outstanding Awards in the event of a change in the capitalization of the Company due to a stock split, stock dividend, recapitalization, merger or similar event. Subject to adjustment, the maximum number of shares of Common Stock with respect to which Options, Restricted Stock, Performance Shares and Stock Appreciation Rights may be granted under the LTISP in any calendar year shall not exceed one percent of the Company's outstanding Common Stock as of January 1 of such calendar year, plus the number of shares of Common Stock which became available for Awards in prior calendar years but which have not been awarded. All salaried employees of the Company are eligible to participate in the LTISP, subject to the complete discretion of the Committee. No person may receive any Award or combination of Awards in a share equivalent amount of more than 200,000 shares during any calendar year. The Committee administers the LTISP and has full discretion with respect to the identity of grantees of various Awards and the amounts, exercise period, option prices and restrictions applicable to Awards. The Committee may authorize the Chairman of the Board of Directors or the Company's Chief Executive Officer to allocate Awards among individual employees within the classes to which grants are made, provided, however, that the Committee may not delegate its authority with regard to awards to persons subject to Section 16 of the Securities Exchange Act of 1934, nor may it delegate its authority in any manner which would cause the LTISP to fail to comply with Rule 16b-3 or any successor federal regulation concerning the treatment of Awards under Section 16 of the Securities Exchange Act.

    Non-Qualified Stock Options are non-statutory options and grants thereof may be made to any salaried employee of the Corporation. Both the purchase price of the Common Stock subject to such options and the exercise period of such options will be determined in the discretion of the Committee, subject to the limitations that the exercise price may not be less than 100% of the fair market value of the Common Stock (defined in the LTISP as the mean between the highest and lowest quoted sales price of the Common Stock on the New York Stock Exchange Composite Transaction Report) on the grant date and the option exercise period may not exceed ten years from the grant date. Restricted Stock consists of Awards of shares of Common Stock that are subject to forfeiture based on tenure requirements or failure to achieve designated Company or individual goals, or a combination of tenure and performance requirements. Restricted Stock will also be used under the LTISP to implement the Bonus Stock Program operated in conjunction with the Corporation's goals designated by the Committee. All goals which are performance-related shall be based on, singly or in combination, criteria related to the maintenance of gold reserves, the cash costs of production per ounce of gold or the meeting of certain gold production targets. No Awards of Performance Units, Performance Shares or Stock Appreciation Rights have been made under the LTISP, and the Committee does not intend to make any such Awards during 1997.

    If a Change in Control (as defined in the LTISP) occurs while any shares of Restricted Stock remain subject to restrictions, then such restrictions and all restricted periods and performance periods shall lapse, all defined goals shall be deemed to have been met. If a Change in Control occurs while unexercised Options remain outstanding under the LTISP, then all Options shall become exercisable in full, whether or not otherwise exercisable.

    No payment, benefit or acceleration of exercisability with respect to Options will be made if such payment or acceleration, when aggregated with other payments or benefits to the participant, would result in "excess parachute payments" equal to or greater than three times the "base amount", as defined in
Section 280G of the Internal Revenue Code.

    The Board of Directors may suspend, terminate, or amend the LTISP, provided that any amendment (other than an adjustment as a result of a change in the Company's capitalization) that would (i) increase the aggregate number of shares which may be issued under the LTISP, (ii) materially increase the benefits accruing to participants under the LTISP, or (iii) materially alter the requirements for eligibility for participation in the LTISP will be subject to approval by the Company's stockholders.

    Unless previously terminated by the Board of Directors, the LTISP shall terminate in May 2000.

    The Company adopted the Phantom Stock Option Plan ("Phantom Stock Plan") as of July 1, 1993. The Phantom Stock Plan allows the Phantom Stock Plan administration committee to grant Phantom Stock Options (as defined in the Phantom Stock Plan) which, when exercised, entitle the recipient to the cash value of the difference between the share value of Phantom Stock as defined in the Phantom Stock Plan at the date of grant and the share value of Phantom Stock at the date of exercise. The Phantom Stock Plan administration committee, in its discretion, may select those employees to whom awards will be granted, the form and the amount of awards, and the terms and conditions of awards. Officers, managers, and key employees who are responsible for the Company's growth and profitability are eligible to receive awards under the Phantom Stock Plan. Phantom Stock

Options vest one-third per year. Upon exercise, the difference between the share value of Phantom Stock at the date of grant and the share value of Phantom Stock at the date of exercise will be paid in cash after withholding of all applicable taxes. The share value of Phantom Stock on a given date is the mean between the highest and lowest quoted sales price on the New York Stock Exchange Composite Transaction Report of a share of Common Stock on that date. The Phantom Stock Plan contains standard anti-dilution provisions. The expected cost of the Phantom Stock Plan is estimated and accrued as an expense over the length of the vesting period. All Phantom Stock Options become fully vested upon the participant's death, or upon a Change in Control (as defined in the Phantom Stock Plan). If the participant terminates employment on account of retirement or disability or under the Company's Severance Program (as described below) the participant will vest in any outstanding Phantom Stock Options on a pro-rata basis. If a participant voluntarily terminates employment (for reasons other than death, disability or retirement), or the participant's employment is terminated by the Company for Cause (as defined in the Phantom Stock Plan), all outstanding Phantom Stock Options which have not vested will be forfeited on the participant's termination date. If a participant's employment terminates by reason of early retirement or disability, or the participant's employment is terminated by the Company for reasons other than Cause, the participant may exercise any outstanding Phantom Stock Options for a period of three months following the participant's termination of employment. In the event of the participant's death, all outstanding Phantom Stock Plan options vest and are exercisable for a period of 12 months. The five named executives of the Company received Phantom Stock Option grants during 1993 or 1994 in the case of Mr. Smith. No Phantom Stock Option grants were provided to the five named executives during 1996.

    The Company has also adopted ownership goals for the five named executives of the Company and for certain senior managers of the Company that require ownership of shares of Common Stock having a value equal to one to three times an individual's base pay. Messrs. James and Mr. Wilkes have share ownership goals of three times pay, and Messrs. Smith, Hogan, and Jarke have share ownership goals of two times pay, to be achieved over a five-year period ending in 1999.

    THE 1996 COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. The factors upon which Mr. James' 1996 compensation was based are the same as described above for all executive officers pursuant to the Company's executive compensation strategy. Mr. James is eligible to participate in the same compensation plans maintained by the Company that are available to other executive officers of the Company as described above.

Compensation and Benefits Committee:
Jean Head Sisco, Chairman
Robert D. Krebs
Peter Steen
Donald W. Gentry

PERFORMANCE GRAPH

    The following graph depicts a comparison of cumulative total stockholder returns for the period from June 16, 1994, the date on which the Common Stock was registered under the Securities Exchange Act of 1934, through December 31, 1996, assuming reinvestment of dividends, for the Company, the Standard & Poor's 500 Stock Index ("S&P 500"), and the S&P Gold and Precious Metals Mining ("S&P Gold"). The Company is included within both the S&P 500 and the S&P Gold indices. The graph assumes that on June 16, 1994, $100 was invested in the Common Stock, in the S&P 500 and in the Gold Group and assumes reinvestment of the pre-tax value of all dividends.

                 COMPARISON OF 30-MONTH CUMULATIVE TOTAL RETURN
          AMONG SANTA FE PACIFIC GOLD CORPORATION, THE S & P 500 INDEX
                AND THE S & P GOLD PRECIOUS METALS MINING INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

               SANTA FE PACIFIC GOLD CORPORATION       S&P 500       S&P GOLD & PRECIOUS METALS MINING
06/16/1994                                      $100       $100                                       $100
12/94                                             93        102                                         90
12/95                                             87        141                                        102
12/96                                            111        173                                        101

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of December 31, 1996, no person is known to the Company to own beneficially more than 5% of the outstanding Common Stock.

                        SECURITY OWNERSHIP OF MANAGEMENT

    The following table shows, as of February 28, 1997, the number of shares of Company Common Stock deemed beneficially owned by each director and each of the executive officers named in the Summary Compensation Table and by all present directors and executive officers of the Company as a group.

                                                                     NUMBER OF     OPTIONS TO
NAME OF BENEFICIAL OWNER                                           SHARES(1)(2)     ACQUIRE
-----------------------------------------------------------------  -------------  ------------
David H. Batchelder..............................................        5,900              0
James T. Curry...................................................        2,900              0
Donald W. Gentry.................................................          900              0
David K. Hogan (3)...............................................       12,049         40,930
Patrick M. James.................................................       64,452        146,260
Wayne Jarke......................................................        7,401         24,790
Robert D. Krebs..................................................      241,702              0
George B. Munroe.................................................        4,264(4)           0
Jean Head Sisco..................................................        3,123              0
David A. Smith...................................................       16,340         43,890
Peter Steen......................................................          900         50,000
Richard J. Stoehr................................................        1,900              0
LeRoy E. Wilkes..................................................        1,478         52,090
Directors and executive officers as a group (16 persons).........      381,761        437,380

------------------------

(1) Each person has, unless otherwise indicated in the following notes, sole voting and investment power with respect to the indicated shares.

(2) Common Stock beneficially owned does not exceed one percent of the outstanding Company Common Stock as of December 31, 1996.

(3) Mr. Hogan ceased to be a designated executive officer of the Company for purposes of Section 16 of the Securities Exchange Act of 1934 by action of the Company's Board of Directors taken on January 23, 1997.

(4) Includes 1,809 shares held by Mr. Munroe's spouse, of which Mr. Munroe disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See Notes 1, 8, 11 and 14 to the Consolidated Financial Statements of the Company incorporated herein by reference for descriptions of certain transactions between the Company and its former parent, SFP.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

       1.  Consolidated Financial Statements:

                                                                                   PAGE
                                                                                    ---
Report of Independent Accountants.............................................          47
Consolidated Statement of Operations for the years ended December 31, 1996,
  1995 and 1994...............................................................          48
Consolidated Balance Sheet as of December 31, 1996 and 1995...................          49
Consolidated Statement of Cash Flows for the years ended December 31, 1996,
  1995 and 1994...............................................................          50
Consolidated Statement of Shareholders' Equity for the years ended December
  31, 1996, 1995 and 1994.....................................................          51
Notes to Consolidated Financial Statements....................................          52

       2.  Financial Statement Schedules:

           No Financial Statement Schedules are applicable.

       3.  Exhibits:

           See Index to Exhibits on page 87 of this Report for a statement of the exhibits filed herewith.

    (b) Reports on Form 8-K

        Report on Form 8-K dated December 9, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SANTA FE PACIFIC GOLD CORPORATION

                                By:             /s/ PATRICK M. JAMES
                                     -----------------------------------------
                                                  Patrick M. James
                                                Chairman, President
                                            and Chief Executive Officer

    Date: March 19, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /S/ PATRICK M. JAMES       Chairman, President and
------------------------------    Chief Executive Officer     March 19, 1997
       Patrick M. James           and Director

      /s/ DAVID A. SMITH
------------------------------  Vice President and Chief      March 19, 1997
        David A. Smith            Financial Officer

     /s/ LINDA K. WHEELER
------------------------------  Controller                    March 19, 1997
       Linda K. Wheeler

   /s/ DAVID H. BATCHELDER
------------------------------  Director                      March 19, 1997
     David H. Batchelder

      /s/ JAMES T. CURRY
------------------------------  Director                      March 19, 1997
        James T. Curry

     /s/ DONALD W. GENTRY
------------------------------  Director                      March 19, 1997
       Donald W. Gentry

     /s/ ROBERT D. KREBS
------------------------------  Director                      March 19, 1997
       Robert D. Krebs

     /s/ GEORGE B. MUNROE
------------------------------  Director                      March 19, 1997
       George B. Munroe

     /s/ JEAN HEAD SISCO
------------------------------  Director                      March 19, 1997
       Jean Head Sisco

       /s/ PETER STEEN
------------------------------  Director                      March 19, 1997
         Peter Steen

    /s/ RICHARD J. STOEHR
------------------------------  Director                      March 19, 1997
      Richard J. Stoehr

                                 EXHIBIT INDEX

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
 3.1*        Amended and Restated Certificate of Incorporation

 3.2**       Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

 3.3*        By-Laws

 4.1***      Rights Agreement

 4.2/ /      Indenture Dated as of June 1, 1995 between Santa Fe Pacific Gold Corporation and Harris Trust and
               Savings Bank, as Trustee

 4.3****     Supplemental Indenture

 4.4++       Amendment No. 2, dated as of March 10, 1997, to Rights Agreement

10.1(a)*+    Santa Fe Pacific Gold Corporation Phantom Stock Option Plan

10.1(b)*+    Form of Phantom Stock Option Award Agreement

10.2**+      Amended and Restated Santa Fe Pacific Gold Corporation and Subsidiaries' Incentive Compensation Plan

10.3****     Credit Facility

10.4+        Form of Severance Agreement

10.5+        Santa Fe Pacific Gold Corporation Severance Program

10.6*        Asset Exchange Agreement and amendments

10.7*        Exchange Closing Agreement

10.8*        Mineral Lease and Landfill Facilities Lease Agreement

10.9*+       Santa Fe Pacific Gold Corporation Supplemental Retirement and Savings Plan

10.12*       Exploration Agreement and Option to Lease

10.13**+     Santa Fe Pacific Gold Corporation Retirement Plan

10.14**+     Santa Fe Pacific Gold Corporation Supplemental Retirement Plan

10.15 TRIANGLE Agreement and Plan of Merger dated as of December 8, 1996, among Homestake Mining Company and Santa
               Fe Pacific Gold Corporation

10.16++      Agreement and Plan of Merger dated March 10, 1997, by and among Santa Fe Pacific Gold Corporation,
               Newmont Mining Corporation and Midtown Two Corp.

21.1         Subsidiaries of the Company

23.1         Consent of Independent Mining Consultants

23.2         Consent of Price Waterhouse LLP

27.1         Financial Data Schedule for the twelve-month period ended December 31, 1996

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 33-7774) on April 15, 1994, as amended by Amendment No. 1 thereto filed on May 24, 1994.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

***  Incorporated by reference to the Company's Form 8-A on January 31, 1995.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

+    Compensatory plan or arrangement.

/ / Incorporated by reference to the Company's Form 8-K on June 21, 1995, in conjunction with the Company's Registration Statement of Form S-3 (File Number 33-92762) filed on May 26, 1995.

TRIANGLE
     Incorporated by reference to the Company's Form 8-K on December 9, 1996.

++   Incorporated by reference to the Company's Form 8-K on March 10, 1997.